Form 10KSB
period 1996-11-30
OBIE MEDIA CORP
filed 1997-02-27
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended: November 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the transition period from to

                        Commission file Number: 000-21623

                             OBIE MEDIA CORPORATION
                 (Name of small business issuer in its charter)

Oregon                                                          93-0966515
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)
                                1010 Obie Street
                              Eugene, Oregon 97402
                    (Address of principal executive offices)

                    Issuer's telephone number: (541) 686-8401

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year: $10,897,890

        State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $9,654,225 aggregate market value as of December 31, 1996, based on the price at which the stock was sold.

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,500,000 shares of Common Stock, without par value, on February 20, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-KSB incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997.

        Transitional Small Business Disclosure Format (Check One): Yes ; No  X
                                                                           ----

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
Part I

Item 1.  Description of Business..........................................  1
Item 2.  Description of Properties........................................  8
Item 3   Legal Proceedings................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders..............  9


Part II

Item 5.  Market for Common Stock and Related
                  Shareholder Matters.....................................  9
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 10
Item 7.  Financial Statements............................................. 16
Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................. 16


Part III

(Items 9, 10, 11 and 12 are incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders.)

Item 9.  Directors, Executive Offices, Promoters
                  and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act..................................... 16
Item 10. Executive Compensation........................................... 16
Item 11. Security Ownership of Certain Beneficial
                  Owners and Management................................... 17
Item 12. Certain Relationships and Related Transactions................... 17


Part IV

Item 13. Exhibits and Reports on Form 8-K................................. 17

Signatures................................................................ 20

Financial Statements...................................................... F-1

                                   FORM 10-KSB


     THIS ANNUAL REPORT INCLUDES CERTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE FOLLOWING: A DECLINE IN THE DEMAND FOR ADVERTISING IN THE AREAS WHERE THE COMPANY CONDUCTS ITS BUSINESS; A DETERIORATION OF BUSINESS CONDITIONS GENERALLY IN SUCH AREAS; SLOWER THAN
EXPECTED  ACCEPTANCE  OF THE  COMPANY'S  UNIQUE  DISPLAY  PRODUCTS;  COMPETITIVE
FACTORS, INCLUDING INCREASED COMPETITION AND PRICE PRESSURES; CHANGES IN REGULATORY OR OTHER EXTERNAL FACTORS; AND OTHER FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING BUT NOT LIMITED TO, ITS "RISK FACTORS" DISCUSSION IN THE REGISTRATION STATEMENT IT FILED IN CONNECTION WITH ITS INITIAL PUBLIC OFFERING (THE "IPO").

PART I

ITEM 1.   DESCRIPTION OF BUSINESS


Company Overview

     Obie Media Corporation ("Obie Media" or the "Company")is an out-of-home media company which markets advertising space on outdoor advertising displays ("billboards") and transit vehicles (primarily passenger buses). The Company owns and operates approximately 685 advertising faces on outdoor advertising structures located in Washington, Oregon, California and Idaho. The Company also has agreements with seven local government transit districts pursuant to which the Company has the exclusive right, for a number of years, to sell advertising on nearly 1,200 district-owned transit vehicles. The Company also leases building walls in urban areas for wallscape displays, and the Company owns approximately 700 transit benches on which it sells advertising.

     The Company, formed in 1987, traces its origins to Obie Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business, founded in 1960. In 1979, all the outdoor advertising assets of Obie Industries, consisting of over 1,700 advertising display faces, were sold to 3M Media Corporation. Brian B. Obie, the Company's President and Chief Executive Officer, has worked for Obie Industries since 1962, serving as its President since 1968. In November 1996, to facilitate the IPO, the Company separated from its parent corporation (Obie Industries), with the Company then being owned directly by the shareholders of Obie Industries (the "Spin-Off").

Company Growth Strategy

     The Company intends to expand its presence in other geographic areas in both transit and outdoor advertising.

     The  Company  intends  to  expand  by  obtaining  agreements  with  transit districts in new markets and by acquiring or building additional outdoor displays in new and existing markets. The Company intends to establish additional geographic "hubs" in which sales, design, production and administrative capabilities are positioned to serve both transit and outdoor advertising displays in a geographic region, in the same manner as the Company's operations in Eugene, Oregon serve its current markets. Management believes this strategy will result in increased operating efficiencies, greater geographic diversification and increased market penetration.

     Management believes the Company has a competitive advantage in obtaining agreements with transit districts due to the Company's unique advertising products and sales strategy, which create a greater revenue potential per vehicle. Expansion of billboards, urban wallscapes and other out-of-home media products will be concentrated in markets being served by the company at that time, or through acquisitions.

Industry Background

     The out-of-home media industry includes outdoor advertising displays, displays on buses, trains, taxis, subways, transit benches and shelters, and wallscapes on urban buildings, as well as displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets. The out-of-home media industry generates annual revenues in excess of $3.0 billion in the United States and has experienced increased advertiser interest and revenue growth in recent years.

     Advertisers purchase out-of-home advertising for a number of reasons. Out-of-home advertising offers repetitive impact at a relatively low cost-per-thousand-impressions, a commonly used media measurement, as compared to television, radio, newspapers, magazines and direct mail marketing. Because of its cost-effective nature, out-of-home advertising is a good vehicle to build "mass market" support. In addition, out-of-home advertising can be used to target a defined audience in a specific location and, therefore, can be relied upon by local businesses concentrating on a particular geographic area or where customers have specific demographic characteristics.

     The out-of-home media industry has enjoyed increased consumer exposure at a time when the audiences of broadcast media have been fragmenting as the number of radio and television networks and other narrowly targeted formats has increased. Out-of-home media has experienced significant changes in recent years. First, out-of-home advertising has expanded to include many media, such as those listed above. Second, the industry has benefitted significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. Lastly, the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs has increased the exposure for out-of-home advertising.

Products and Markets

     Obie Media offers advertisers a wide range of out-of-home media products, including transit advertising displays, outdoor advertising displays, building wallscapes, and transit bench displays. This not only provides advertisers with significant flexibility in their advertising programs, but it also allows the Company to cross-sell multiple products and to leverage its design and production capabilities.

     Transit Advertising. The Company has agreements with seven transit districts in Oregon (3), California (3), and Washington (1). Pursuant to these agreements, the Company is the exclusive seller of advertising on the transit vehicles operated by those transit districts. In Sacramento, the Company has the exclusive advertising rights only to light rail vehicles; another company has exclusive rights to that district's buses.

     Agreements with transit districts are awarded through a competitive process. Each transit district evaluates proposals based on a number of criteria, primarily on the basis of minimum revenues which the bidder guarantees to pay to the district. The Company's agreements typically have terms of from three to five years, with renewals or extensions either unilaterally at the discretion of the transit district or upon the mutual agreement of the district and the Company.

     Approximately 37% and 38% of the Company's gross revenues for fiscal 1996 and 1995, respectively, were derived from customers purchasing transit advertising on vehicles owned by Tri-County Metropolitan Transportation District of Oregon ("Tri-Met") in Portland, Oregon. The Company's agreement with Tri-Met has a scheduled expiration date in 2001. Tri-Met has the right to unilaterally renew the agreement for an additional three-year period, or may terminate the agreement earlier if it determines that termination is in the public interest. The Company expects its agreement with Tri-Met to continue to account for a substantial portion of the Company's revenues for the foreseeable future.

     Outdoor Advertising Structures. The Company has approximately 685 advertising faces on outdoor advertising structures in Washington, Oregon, California and Idaho. The Company leases the property underlying its outdoor advertising structures, generally pursuant to 10-year leases that give the Company the right to renew for two additional five-year periods. More than two-thirds of the Company's structures are illuminated.

     Wallscapes and Other Advertising Displays. In addition to transit and outdoor displays, the Company also leases building walls in urban areas for wallscape displays. The Company currently leases 6 building walls in Seattle/Tacoma, and owns a 50% interest in a corporation that leases 16 building walls in Portland. The Company also owns approximately 700 transit benches in the Portland area on which the Company sells advertising.

Sales and Service

     Obie Media maintains an active sales force in each of its markets. The Company's intensive sales and service efforts are a key component in achieving occupancy levels that management believes are higher than industry averages for both transit and outdoor advertising.

         The Company views its aggressive sales and service efforts as an important part of its culture. In hiring its sales force, the Company vigorously screens applicants and typically hires college graduates who have demonstrated their suitability and aptitude to excel in the Company's unique sales culture. New sales employees undergo extensive training and are supervised by regional sales managers with substantial advertising sales experience. Each sales representative and the Company jointly establish sales targets for that sales representative, and the Company has monthly sales meetings with all its salespeople to acknowledge and reward individuals who are meeting or exceeding their targets.

     The Company works directly with companies and with advertising agencies in coordinating the marketing, production and installation of advertising displays. The Company's sales personnel also serve as customer service representatives, maintaining frequent and regular contact with the Company's advertising customers to resolve customer concerns in the field.


Design, Production and Installation

     The Company has a fully staffed and equipped design and production department located in Eugene, Oregon. These services are used primarily by direct sales customers that are not represented by advertising agencies. The design department works with these advertisers and the sales representatives to create advertising copy, design and layout. The staff of the design department uses technologically advanced computer hardware and software to create original design copy and, increasingly, to exchange work product with customers or their advertising agencies via modem or the Internet. Advertisers that are represented by advertising agencies generally use preprinted designs that require only installation.

     A local advertiser can purchase customized design and production services from the Company, in addition to display space, and typically pays for all of the services as part of a single monthly rate. For the convenience of customers, the charge to clients for design and production is typically added to the cost of the space and billed over the life of the advertising contract. The Company believes that the skills of its design department, combined with its technological capabilities, provide a significant competitive advantage in its direct sales to local advertisers.

     The Company has separate production facilities for transit and outdoor advertising displays. The Company views transit advertising design and production as a distinct activity and attempts to achieve independent profitability in this operation. The Company uses computer-aided vinyl lettering or hand paints almost all of its transit and outdoor advertising displays. The Company outsources its high-pictorial, computer-generated production.

     The Company uses self-adhesive vinyl for its transit displays and soft roll-up vinyl for substantially all its outdoor advertising displays. Due to its nearly exclusive use of vinyl, the Company can maintain centralized production facilities, can easily ship the displays to its trained installers, and has greatly simplified the installation process. The Company continues to have a few outdoor advertising structures that have not yet been converted to vinyl installation. Displays on these structures require more expensive shipping and more labor-intensive installation.

Customers

     A key component of the Company's sales and marketing strategy is to aggressively market its services to local advertisers. Accordingly, the Company focuses its direct sales efforts primarily on local companies. Local advertisers tend to have smaller advertising budgets and rely on the Company's design and production department for their advertising copy. Local advertisers also require the Company to expend more effort on educating customers regarding the benefits of transit and outdoor advertising and helping potential customers develop their advertising strategy. Although the Company's direct sales are more labor-intensive than its sales through advertising agencies, the Company believes its direct sales focus is largely responsible for its high occupancy and renewal rates.

     The Company also maintains a broad base of regional and national advertising customers, most of which are represented by advertising agencies. Advertising agencies generally are responsible for the artistic design and written content of their customers' advertising and will plan and implement the overall advertising campaign for their customers, including the selection of advertising media. The Company's sales personnel are trained to work closely with the advertising agencies in the Company's markets to service these customers. Customers represented by advertising agencies account for approximately 50% of the Company's gross revenues. Advertising agencies working with the Company typically retain 15% of the gross advertising revenues from their accounts, consistent with standard industry practice.

     Historically, manufacturers of cigarettes have been major outdoor advertisers. In the early 1990s, due to increased regulation, tobacco manufacturers began substantially reducing their advertising expenditures. However, the Company's revenues have not been materially affected, as tobacco revenues represent less than 1% of sales.

Competition

     The Company competes in each of its markets with other outdoor advertising companies and with other transit advertising companies that submit proposals for the exclusive agreements with transit districts. The Company also competes for revenues with other advertising media, including broadcast and cable television, radio, print media, direct mail marketers, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and subways.

     Transit. Transit advertising is fragmented, consisting of a few national transit advertising companies with operations in multiple markets and numerous small companies operating under one or a few regional agreements. Competition among transit advertising companies is primarily in obtaining and retaining agreements with transit districts. Agreements with transit districts are awarded primarily on the basis of the minimum revenues the bidder guarantees to the district. Once an agreement is secured, the company awarded the agreement generally becomes the exclusive provider of transit advertising within that transit district. The number of competitors for each agreement depends primarily on the number of vehicles operated by that transit district. In several of its markets, the Company has competed for transit agreements with companies having substantially greater total resources than the Company. The Company believes that its unique products and sales strategy, which create a greater revenue potential per vehicle, give the Company a competitive advantage in obtaining agreements with transit districts. Thus, the Company is able to successfully compete for transit agreements against larger companies.

     Outdoor Advertising. Outdoor advertising also is fragmented. There are several large outdoor advertising companies with operations in multiple markets and many more smaller companies operating a limited number of structures in a single or a few local markets. Although some consolidation has occurred in the industry over the past few years, the Outdoor Advertising Association of America recently estimated that there are approximately 396,000 outdoor displays operated by more than 600 companies. In several of its markets, the Company encounters direct competition from major outdoor media companies, which have larger national networks and greater total resources than the Company. The Company believes its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.


Government Regulation

     The outdoor advertising industry is subject to extensive governmental regulation. These laws and regulations limit the growth of outdoor advertising companies and operate as a substantial barrier to entry in the industry.

     Construction of outdoor advertising structures has virtually been eliminated except in commercial and industrial areas. Many jurisdictions also have restricted the relocation, location, height and size of outdoor advertising structures. Some jurisdictions also restrict the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from nonilluminated to illuminated structures, and/or restrict the reconstruction of structures that are substantially destroyed as a result of storms or other causes. Most of these laws require the payment of just compensation whenever legally erected and maintained structures are required to be removed.

     Because most of the Company's outdoor advertising structures have been designed and installed within the last eight years, management believes its structures conform to current laws and regulations. When leasing property for the installation of new outdoor advertising structures, the Company carefully reviews applicable laws, including building, sign and zoning ordinances. While these laws and ordinances may restrict the location and size of the structures, the Company has been successful in strategically locating its structures beside major highways and arterials.

     To date, the Company's experience is that the regulatory environment can be effectively managed and that the regulations in its markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated, and no assurance can be given that existing or future laws or regulations will not have a material adverse effect on the Company.

Employees

     At November 30, 1996, the Company had 72 full-time and 6 part-time employees. None of the Company's employees is covered by collective bargaining agreements, except for three installers in Portland, Oregon. The Company believes it maintains good employee relations.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company is currently located in three separate facilities in Eugene, Oregon, all of which are rented from affiliated companies. The Company's rent payments on these properties were $79,000 and $57,000 during fiscal 1996 and 1995, respectively. One of these sites is currently being renovated to serve as the Company's new headquarters. The Company expects to spend up to $250,000 on leasehold improvements for the headquarters building. The 20,000 square foot facility will include space for the Company's centralized design and production departments, as well as its accounting, credit, marketing and management personnel. The renovation is expected to be completed in April 1997, at which time the Company will vacate the other two Eugene sites. The headquarters building will be leased from

Obie Industries at market rates.

     The Company leases local operating offices for sales, service and installation in Spokane, Yakima, Bremerton and Seattle, Washington; Portland and Salem, Oregon; and Monterey and Lodi, California. The Company also leases approximately 385 parcels of property beneath outdoor advertising structures. Total lease expenses in fiscal 1996 and 1995 were $608,000 and $525,000, respectively. The Company's site leases are generally for a term of 10 years, with two five-year renewal options at the Company's discretion.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1996, three matters were submitted to the Company's sole shareholder for approval: (i) on September 30, 1996, the shareholder approved Restated Articles of Incorporation for the Company; (ii) on October 2, 1996, the shareholder approved the Company's 1996 Stock Incentive Plan; and (iii) on November 11, 1996, the shareholder approved an amendment to the Company's Restated Articles of Incorporation. Each of these actions was unanimously approved pursuant to consent minutes adopted in lieu of special shareholder meetings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock


     The Common Stock began trading on the Nasdaq SmallCap Market on November 21, 1996 under the symbol "OBIE." The following table sets forth for the period indicated the high and low bid prices of the Common Stock as reported by the Nasdaq Stock Market, Inc.

                                        Year ended November 30, 1996
                                              High      Low

         Fourth Quarter (since 11/21/96)       8         7


     As of January 26, 1997, there were approximately 45 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in "street name." The Company has not paid cash dividends on its Common Stock since the IPO and does not anticipate doing so in the foreseeable future. The Company plans to retain any future earnings to finance operations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company has grown significantly through the acquisition of additional agreements with transit districts, particularly the agreement with Tri-Met, which began on January 1, 1994, as well as the addition of outdoor advertising displays in and around existing markets and the improvement of occupancy and advertising rates.

     The Company is seeking agreements with additional transit districts to expand its operations. The Company believes it is also important to its overall sales effort to build or acquire additional displays in existing markets and develop or acquire new products, with respect to both transit and outdoor advertising, in order to increase revenues.

     Net revenues represent gross revenues derived from outdoor and transit advertising displays less commissions retained by advertising agencies that contract for the use of advertising displays on behalf of advertisers. Agency commissions on revenues that are contracted through agencies are typically 15% of gross revenues. The Company considers agency commissions as a reduction in gross revenues and measures its operating performance based on a percentage of net revenues rather than gross revenues. Approximately 50% of the Company's gross revenues are attributable to advertising sold through advertising agencies.

     Direct advertising expenses consist primarily of occupancy, production and installation, and sales costs. Occupancy expense is primarily comprised of payments to transit districts for the use of space on their vehicles and lease payments to owners of property underlying outdoor advertising structures. Occupancy expense also includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures.

         Production and installation expenses consist primarily of the costs of producing, shipping and installing the advertising displays. Sales expenses consist primarily of the cost of staffing the Company's sales force.

     General and administrative expenses include costs related to the individual market territories, as well as corporate expenses. Expenses related to the individual market territories include the personnel and facility required to administer that market. Corporate general and administrative expenses represent staff and facility costs for the executive offices and centralized accounting function.

Results of Operations-Comparison of Years Ended November 30, 1996
and 1995

     The following table sets forth certain statement of operations information for the Company for the periods indicated as a percentage of net revenues:

                                                 Year Ended
                                                 November 30,
                                               ----------------
                                                1996      1995
                                               ------    ------

Net revenues . . . . . . . . . . . . . . . . . 100.0%    100.0%
                                               ------    ------
Operating expenses:
   Direct advertising expenses . . . . . . . .  58.7      58.1
   General and administrative expenses . . . .  16.7      15.8
   Depreciation and amortization . . . . . . .   5.1       6.4
                                               ------    ------
     Total operating expenses. . . . . . . . .  80.5      80.3

   Operating income  . . . . . . . . . . . . .  19.5      19.7
   Interest expense  . . . . . . . . . . . . . (14.7)    (17.3)
   Other income  . . . . . . . . . . . . . . .   1.8
                                               ------    ------
   Income before income taxes  . . . . . . . .   6.6       2.4
   Income tax benefit (expense)  . . . . . . .   (.3)      9.4
                                               ------    ------
   Income before extra ordinary item . . . . .   6.3      11.8
   Extraordinary item  . . . . . . . . . . . .  (5.4)
                                               ------    ------
   Net income                                     .9%     11.8%
                                               ======    ======

     Net revenues increased 22% to $10.1 million in the current fiscal year from $8.3 million in fiscal 1995. Gross revenues from outdoor advertising displays increased 13% from $4.2 million in 1995 to $4.7 million in 1996, primarily due to higher rates and increased occupancy. Increased occupancy was the result of the Company's focused sales efforts and relocation of under-utilized displays into more attractive markets. Gross revenues from transit displays increased 30% from $4.7 million in 1995 to $6.2 million in 1996, primarily due to increased occupancy and rates in most transit districts, including approximately $700,000 of increased revenues in Portland and revenues from operations in

Monterey which began in August 1995.

     Direct advertising expenses increased 23% from $4.8 million in 1995 to $5.9 million in 1996, primarily due to the 22% increase in net revenues. Other than increased business, the increase in costs was due to increased costs of transit advertising production, primarily from greater costs of subcontracting portions of production to meet delivery schedules, and additional occupancy costs from renewing the Eugene transit agreement. These increased costs were offset in part by slower growth in sales costs as a result of a change in the composition of the sales force. Direct advertising expenses increased as a percentage of net revenues to 58.7% in 1996 from 58.1% in 1995.

     General and administrative expenses increased 30%, from $1.3 million in 1995 to $1.7 million in 1996, primarily due to increased payroll costs. General and administrative expenses increased as a percentage of net revenues, from 15.8% in 1995 to 16.7% in 1996. The Company expects the total amount of general and administrative expenses to increase in fiscal 1997, as compared to fiscal 1996. The 1997 increase is expected to be caused primarily by increases in lease and other ongoing expenses of operating in the Company's renovated headquarters building, as well as the one-time expenses the Company will incur as it consolidates its Eugene, Oregon operations from three locations to the headquarters facility.

     Depreciation and amortization expense decreased 3% from $529,000 in 1995 to $514,000 in 1996. Depreciation and amortization decreased, as a percentage of net revenues, from 6.4% in 1995 to 5.1% in 1996. This decrease as a percentage of revenue should continue as revenue is growing faster than depreciation and amortization expense.

     Interest expense increased 3%, from $1.4 million in 1995 to $1.5 million in 1996, primarily due to increased borrowing to fund working capital needs and capital expenditures. Interest expense should decline both in total expense and as a percentage of revenue due to the repayment of debt from the net proceeds of the IPO and the refinancing of the primary term debt of the Company. See the "Liquidity and Capital Resources" discussion below.

     Other income of $188,000 in 1996 resulted primarily from the disposition of an outdoor advertising structure in the state of Washington.

     The income tax benefit of $778,000 for 1995 was primarily due to the recognition of net deferred tax assets for which a valuation allowance had previously been provided. The income tax expense of $31,000 for 1996 was reduced by $221,000 due to recognizing the income tax benefit of the carryforward of prior year's net operating losses.

     During 1996, the Company incurred an extraordinary expense as a result of prepayment penalties related to the early payment of debt and for previously capitalized loan costs that were written off. The extraordinary expense totaled approximately $543,000, net of the related income tax benefit of $342,000.

Liquidity and Capital Resources

     The Company's working capital was $380,000 and $273,000 at November 30, 1996 and 1995, respectively. The increase in working capital resulted primarily from the prodeeds of the Company's IPO net of debt repayment. Traditionally, the Company satisfied its working capital requirements with cash from operations and revolving credit borrowings.

     Net cash provided by operating activities increased to $1,296,000 in fiscal 1996 from $758,000 in fiscal 1995. The increase in cash provided by operating activities was primarily due to increased operating income of $336,000 and other income of $188,000 primarily from the sale of a structure under threat of condemnation.

     The Company's net cash used in investing activities was $1,127,000 in fiscal 1996 and $528,000 in fiscal 1995, substantially all of which related to capital expenditures for the development and construction of outdoor advertising structures. The Company intends to continue to develop new structures. Prior to the IPO the construction of outdoor advertising structures has been financed primarily with borrowed funds. The Company intends to finance future construction primarily from earnings.

     The Company's net cash provided by (used in) financing activities was $252,000 in fiscal 1996 and $(256,000) in fiscal 1995. The cash provided by financing activities in fiscal 1996 was primarily from the IPO net of debt repayments. The cash used in financing activities in fiscal 1995 was used primarily to repay long-term borrowings and advances to affiliates.

     At  November  30,  1996,   the  Company  had   outstanding   borrowings  of
approximately $7.3 million, all of which were pursuant to long-term credit agreements.

     Until October 31, 1996, the Company had two revolving lines of credit with Centennial Bank. The maximum available under one of the lines was $600,000, with the available amount being subject to a borrowing formula based on certain accounts receivable which were pledged as collateral for the line. The maximum available on the other line was $850,000, and it was collateralized by outdoor advertising structures and contracts. The interest rate on these lines was set at the prime rate (8.25% at October 31, 1996) plus 1.5%. The lines were guaranteed by Brian B. Obie.

     Until October 31, 1996, the Company's long-term debt was primarily pursuant to a credit arrangement established in 1988 with Capital Consultants, Inc. ("CCI"). Notes were issued when the Company borrowed from CCI; the notes were collateralized by outdoor advertising structures and contracts and were guaranteed by Brian B. Obie. For the first five years of each note, monthly payments were interest only, interest was 11% fixed plus additional interest based on a percentage of outdoor advertising revenues. The effective interest rate for fiscal 1996 (through October 31) was 12.25%. Monthly principal payments began in the sixth year of each note on a 20-year-level-payment basis with a balloon payment after 15 years of principal payments. Additional interest was required to be paid on each note for a minimum of 10 years even if the note was prepaid. Terms of the credit agreement required the Company to maintain net worth on a fair value basis, without consideration of estimated income taxes on asset appreciation, of not less than $5.2 million.

     On October 31, 1996, United States National Bank of Oregon ("USNB") made certain loans to the Company. The Company used the proceeds from the USNB loans to repay the Company's borrowings from CCI and Centennial Bank. Each of the USNB loans was guaranteed by Obie Industries and Brian B. Obie. They were due at the earlier of demand by USNB, completion of the IPO, or April 30, 1997. Included among such loans was a $12 million six-month bridge loan, the proceeds of which were used to repay substantially all of the Company's term debt at October 31, 1996. Interest on the bridge loan was based, at the Company's option from time to time, on IBOR plus 2%, or USNB's prime rate plus .5%. The Company used $5 million of the IPO proceeds to repay a portion of the bridge loan. At November 30, 1996, the Company had long-term debt with USNB of $7 million with interest based partially on the bank's prime rate plus .5% (8.75%) and partially on IBOR plus 2% (7.375%). On February 12, 1997, the Company converted the $7 million bridge loan to a seven-year term loan with interest to be based, at the Company's option, on USNB's prime rate plus .5%, or IBOR plus 2%.

     On October 31, 1996, USNB also provided the Company with a $1.5 million operating line of credit at USNB's prime rate. As of November 30, 1996, there were no borrowings on this line of credit, and the Company's available borrowing capacity based on collaterized accounts was $988,000. This line of credit will be reviewed at April 30, 1997.

     On October 31, 1996, USNB also provided an $800,000 outdoor advertising construction loan at USNB's prime rate plus .5%. The proceeds of the outdoor advertising construction loan were used to repay a revolving construction credit line with Centennial Bank. The USNB construction loan was repaid with funds from the IPO.

     The Company anticipates that total capital expenditures for fiscal 1997 will be approximately $1.1 million, of which $850,000 will be used to develop new billboard sites and build or relocate approximately 30 outdoor advertising structures, and up to $250,000 will be used for leasehold improvements in connection with the renovation of the Company's headquarters and other necessary capital expenditures. In addition, the Company may spend $698,000 if it elects to exercise the option to acquire outdoor advertising structures currently leased from MO Partners, an affiliated entity.

     The Company believes that cash generated from operations and available borrowings under its credit agreements will be sufficient to finance the Company's operations, including anticipated capital expenditures, through fiscal 1997.


Seasonality

     The Company's transit advertising revenues have exhibited some degree of seasonality. Typically, the Company experiences its highest revenues in the fourth fiscal quarter and its lowest revenues in the first fiscal quarter. The Company expects this trend to continue. A reduction in revenues in any quarter is likely to result in a period-to-period decline in operating performance and net income.

New Accounting Pronouncements

     New accounting pronouncements are discussed in Note 1 of Notes to Consolidated Financial Statements.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements and supplementary data required by this Item are included on pages F-1 to F-16 of this Annual Report.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
        EXCHANGE ACT

     Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

     Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a)of the Securities Exchange Act" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.


PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index to Consolidated Financial
           Statements on page F-1 of this Annual Report.

(a)(2)     Exhibits:

           Exhibit     Description

           3.1         Restated Articles of Incorporation(1)

           3.2         Amendment to Restated Articles of Incorporation(2)

           3.3         Restated Bylaws(1)

           3.4         Amendment to Restated Bylaws(2)

           4.1         See Articles 3, 4 and 8 of Exhibit 3.1 and
                       Articles 1, 2, 5, 6 and 7 of Exhibit 3.3(1)

           10.1*       Restated 1996 Stock Incentive Plan(2)

           10.2* Form of Nonqualified Stock Option Agreement for use with Restated 1996 Stock Incentive Plan(2)

           10.3* Form of Incentive Stock Option Agreement for use with Restated 1996 Stock Incentive Plan(2)

           10.4 Form of Indemnification Agreement between the Company and its directors(1)

           10.5 Form of Indemnification Agreement between the Company and its officers(1)

           10.6 Tri-County Metropolitan Transportation District of Oregon Professional Services Contract for Transit Advertising Services between Tri-Met and the Company, dated July 1, 1996, and related documents(1)

           10.7 Lease between Obie Industries Incorporated and the Company, dated November 12, 1996(2)

           10.8 Loan Agreement, dated October 31, 1996, among the Company, United States National Bank of Oregon, Obie Industries Incorporated and Brian Obie, and related documents(2)

           10.9 Amendments, dated December 31, 1996 and February 12, 1997, to Loan Agreement dated October 31, 1996, among the Company, United States National Bank of Oregon, Obie Industries Incorporated and Brian Obie, and related documents

           10.10 Option Agreement between MO Partners and the Company, dated effective October 1, 1996(2)

           20.1 Portions of Definitive Proxy Statement for 1997 Annual Shareholder Meeting(3)

           21.1        List of Subsidiaries(1)

           27.1        Financial Data Schedule(4)
-------------
           *  Management contract or compensatory plan or arrangement.


                 (1) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-5728-LA) filed with the Securities and Exchange Commission on October 3, 1996.

                 (2) Incorporated herein by reference from the Company's Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-5728-LA) filed with the Securities and Exchange Commission on November 15, 1996.

                 (3) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

                 (4) This schedule has been submitted in the electronic form prescribed by EDGAR.

(b)        Reports on Form 8-K.  During the quarter ended
           November 30, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    OBIE MEDIA CORPORATION


Dated:  February 24, 1997                         By/s/ Brian B. Obie
                                                    -----------------
                                                    Brian B. Obie
                                                    President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:



Dated:  February 24, 1997                        By/s/ Brian B. Obie
                                                   -----------------
                                                   Brian B. Obie, President,
                                                   Chief Executive Officer and
                                                   Director



         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:



Dated:  February 25, 1997                        By/s/ James W. Callahan
                                                   ---------------------
                                                   James W. Callahan, Chief
                                                   Financial Officer and
                                                   Treasurer

         DIRECTORS:



Dated:  February 24, 1997                        By/s/ Delores M. Mord
                                                   ---------------------
                                                   Delores M. Mord, Director



Dated:  February 24, 1997                        By/s/ Randall C. Pape
                                                   ---------------------
                                                   Randall C. Pape, Director



Dated:  February 24, 1997                       By/s/ Stephen A. Wendell
                                                   ---------------------
                                                   Stephen A. Wendell, Director



Dated:  February 24, 1997                        By/s/ Richard C. Williams
                                                   ---------------------
                                                   Richard C. Williams, Director

                             Obie Media Corporation
                   Index to Consolidated Financial Statements
                                     -------




                                                                    Page
                                                                    ----
Report of Independent Accountants                                    F-2

Consolidated Balance Sheet as of November 30, 1996                   F-3

Consolidated Statements of Income for the years ended
     November 30, 1996 and 1995                                      F-4

Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the years ended November 30, 1996 and 1995        F-5

Consolidated Statements of Cash Flows for the years ended
     November 30, 1996 and 1995                                      F-6

Notes to Consolidated Financial Statements                           F-7

Report of Independent Accountants




Board of Directors
Obie Media Corporation:


We have audited the accompanying consolidated balance sheet of Obie Media Corporation as of November 30, 1996, and the related consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for the years ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obie Media
Corporation as of November 30, 1996, and the results of their operations and their cash flows for the years ended November 30, 1996 and 1995 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.
/S/Coopers & Lybrand L.L.P.



Eugene, Oregon
January 22, 1997, except for Note 6, as
   to which the date is February 12, 1997

Obie Media Corporation
Consolidated Balance Sheet


                                                              November 30,
                                                                  1996

                                     ASSETS

Current assets:
   Cash                                                      $    474,940
   Accounts receivable, net of allowance for doubtful
        accounts of $90,000                                     1,550,193
   Prepaid expenses and other current assets                      812,450
   Deferred tax assets                                            709,000
                                                             -------------
            Total current assets                                3,546,583


Property and equipment, net                                     8,458,014
Other assets                                                      147,987
Deferred tax assets                                               380,000
                                                             $ 12,532,584
                                                             =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                         $    743,973
   Accounts payable                                               757,020
   Accrued expenses                                             1,070,440
   Deferred revenue                                               595,302
                                                             -------------
            Total current liabilities                           3,166,735

Long-term debt, less current portion                            6,554,587
                                                             -------------
            Total liabilities                                   9,721,322
                                                             -------------

Minority interest in subsidiary                                    27,407

Commitments (Note 9)


Shareholders' equity:
   Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued and outstanding               -
   Common stock, without par value; 20,000,000 shares
        authorized, 3,500,000 shares issued and outstanding     6,161,992
   Accumulated deficit                                         (3,378,137)
                                                             -------------
            Total shareholders' equity                          2,783,855
                                                             -------------
            Total liabilities and shareholders' equity       $ 12,532,584
                                                             -------------





The accompanying notes are an integral part of these consolidated financial statements.

Obie Media Corporation
Consolidated Statements of Income



                                                            Year Ended
                                                            November 30
                                                    ---------------------------
                                                         1996          1995

Revenues:
   Outdoor advertising                              $  4,747,634  $  4,199,649
   Transit advertising                                 6,150,256     4,733,065
   Less agency commissions                              (827,632)     (674,075)
                                                    ------------- -------------
            Net revenues                              10,070,258     8,258,639


Operating expenses:
   Direct advertising expenses                         5,907,038     4,801,118
   General and administrative                          1,685,135     1,300,738
   Depreciation and amortization                         513,775       528,853
            Operating income                           1,964,310     1,627,930


Other (income) expense:
   Interest expense                                    1,480,237     1,432,183
   Minority interest in subsidiary                         2,138        12,308
   Other                                                (188,365)      (11,437)
                                                    ------------- -------------
            Income before income taxes and
                 extraordinary item                      670,300       194,876

(Provision) benefit for income taxes                     (31,000)      778,000
                                                    ------------- -------------
            Income before extraordinary item             639,300       972,876


Extraordinary item - early debt payoff penalty
     and write-off of loan fees, net of income
     tax benefit of $342,000                            (543,355)
                                                    ------------- -------------

            Net income                              $     95,945  $    972,876
                                                    ============= =============


Income per share before extraordinary item                $ .25         $ .39
Extraordinary item, net of tax                             (.21)           -
                                                          ------        ------

Net earnings per share                                    $ .04         $ .39
                                                          ======        ======

Weighted average number of common
     shares outstanding                                2,526,480     2,500,000
                                                       =========     =========







The accompanying notes are an integral part of these consolidated financial statements.

Obie Media Corporation
Consolidated Statements of Changes in Shareholders' Equity (Deficit)





                                                                 Receivable
                                                                    From
                                                                 Affiliates,    Accumulated
                                      Shares         Amount          Net          Deficit         Total
Balances at December 1,
     1994                           2,500,000    $   250,000   $ (1,021,748)   $ (2,694,478)  $ (3,466,226)

   Net income                                                                       972,876        972,876
   Net withdrawals                                                  (158,174)                     (158,174)
                                    ---------    -------------  -------------  -------------  -------------

Balances at November 30,
     1995                           2,500,000         250,000     (1,179,922)    (1,721,602)    (2,651,524)

   Issuance of common stock
        on November 21, 1996        1,000,000       5,911,992                                    5,911,992
   Net income                                                                        95,945         95,945
   Net withdrawals                                                  (572,558)                     (572,558)
   Distributions                                                   1,752,480     (1,752,480)
                                    ---------    -------------  -------------  -------------  -------------

Balances at November 30,
     1996                           3,500,000    $  6,161,992   $      -       $ (3,378,137)  $  2,783,855
                                    =========    =============  =============  =============  =============


















The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Obie Media Corporation
Consolidated Statements of Cash Flows


                                                                     Year Ended
                                                                     November 30
                                                             ---------------------------
                                                                 1996            1995
Cash flows from operating activities:
   Net income                                                $    95,945    $   972,876
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                              513,775        528,853
      Extraordinary item                                         885,355
      Gain on disposition of property and equipment             (183,175)
      Deferred income taxes                                     (311,000)      (778,000)
      Minority interest in subsidiary                              2,138         12,308
      Change in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                 (208,940)      (197,365)
            Prepaid expenses and other assets                   (321,451)       (96,079)
         Increase (decrease) in:
            Accounts payable                                     262,529         48,325
            Accrued expenses                                     524,416         87,055
            Deferred revenue                                      36,304        180,145
                                                             ------------   ------------
            Net cash provided by operating activities          1,295,896        758,118

Cash flows from investing activities:

   Capital expenditures                                       (1,363,131)      (533,001)
   Proceeds from disposition of property and equipment           235,700          5,300
                                                             ------------   ------------
           Net cash used in investing activities              (1,127,431)      (527,701)
                                                             ------------   ------------

Cash flows from financing activities:

   Proceeds from issuance of common stock                      7,000,000
   Cost to issue common stock                                 (1,088,008)
   Net payments on lines of credit                               (88,429)      (184,744)
   Book overdraft                                               (378,043)       378,043
   Proceeds from long-term borrowings                         12,000,000        732,406
   Payments on long-term debt                                (15,917,001)    (1,024,018)
   Net advances to affiliates                                   (572,558)      (158,174)
   Early debt payoff penalty                                    (704,054)
                                                             ------------   ------------

            Net cash provided by (used in) financing
                 activities                                      251,907       (256,487)
                                                             ------------   ------------

Net increase (decrease) in cash                                  420,372        (26,070)
Cash, beginning of year                                           54,568         80,638
                                                             ------------   ------------
Cash, end of year                                            $   474,940    $    54,568
                                                             ============   ============

Supplemental Disclosures of Cash Flow Information:

Noncash investing and financing activities:
   Interest capitalized                                      $    45,439    $    24,435
   Accrued loan fees capitalized                                  90,938
   Acquisition of vehicle with capital lease obligation           28,901
   Distribution of receivable to affiliates                    1,752,480

Cash paid for interest                                         1,470,967      1,445,630

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Obie Media Corporation
Notes to Consolidated Financial Statements



  1.   Summary of Significant Accounting Policies:

       Company: Obie Media Corporation (the "Company"), formerly Obie Outdoor Advertising, Inc., is a full service out-of-home advertising company with agreements with transit districts in Oregon, Washington, and California and outdoor advertising structures in Washington, Oregon, California and Idaho.

       On November 21, 1996, the Company completed an initial public offering (the "Offering") of one million shares of its common stock, raising $5,911,992, net of expenses of $1,088,008. The net proceeds were used to reduce previously outstanding debt (see Note 6).

       Spin Off: Prior to November 20, 1996, the Company was a subsidiary of Obie Industries Incorporated. To facilitate the Offering, the Company was spun-off as a separate entity.

       Basis of Presentation: The consolidated financial statements include the Company and its subsidiary. All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

       The Company engaged in various transactions with affiliates under common control. These transactions primarily include advances of working capital needs for a discontinued business and capital expenditures. Such transactions resulted in a net receivable consisting of amounts receivable from and payable to affiliated companies. As part of the spin off, the net receivable from affiliates totaling $1,752,480 was distributed by the declaration of a dividend and, accordingly, increased the Company's accumulated deficit.

       There are common administrative costs of Obie Industries, its subsidiaries and the Company. General and administrative expenses include the Company's portion of such costs totaling $326,839 and $547,942 for the years ended November 30, 1996 and 1995, respectively.

       Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition: The Company has contracts to provide future advertising to its customers. Advertising revenue is recognized ratably over the period the advertising is displayed. Payments received for advertising revenue in advance of display are deferred. Costs incurred for the production and installation of outdoor advertising displays, which are not specifically recoverable in the event the related contract is canceled, are expensed as incurred. Costs incurred for the production and installation of displays for transit advertising, which are paid for by the customer ratably over the term of the advertising contract and are specifically recoverable in the event the related contract is canceled, are deferred and recognized as expense as the related revenue is recognized over the life of respective contracts.


Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  1.   Summary of Significant Accounting Policies, Continued:

       Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are not significant due to the large number of customers, and their dispersion across different industries and geographic areas.

       At November 30, 1996, the Company had agreements with seven transit districts. Customers advertising on transit vehicles owned by one of these districts represented 37% and 38% of the Company's total revenues for the years ended November 30, 1996 and 1995, respectively. Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount.

       Fair Value of Financial Instruments: The fair value of current assets and current liabilities are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value on discounted future cash flows. The resulting estimates of fair value require subjective judgments and are approximations. Changes in the methodologies and assumptions could significantly affect the estimates.

       Cash: Cash consists of demand deposits with two federally insured banks. At times, balances may exceed amounts insured.

       Property and Equipment: Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives. Normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of assets sold or otherwise retired are removed from the accounts and the resulting gain or loss is recognized. Interest is capitalized in connection with the construction of properties and equipment.

       Other Assets: Other assets consist primarily of loan costs, which are stated at cost and amortized over the life of the loan.

       Income Taxes: The Company uses the liability method to record deferred tax assets and liabilities that are based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences result from the use of different accounting methods for financial statement and tax reporting purposes.


Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  1.   Summary of Significant Accounting Policies, Continued:

       Income Per Share: Income per common share is computed on the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options. Such amounts have been retroactively adjusted to reflect the 10-for-1 stock split as discussed in Note 8, and the granting of stock options.

                                                               November 30
                                                           --------------------
                                                              1996       1995

         Issued and outstanding shares (weighted average)  2,524,657  2,500,000
         Stock options                                         1,823
                                                           ---------  ---------

                                                           2,526,480  2,500,000
                                                           =========  =========


       New Accounting Pronouncements: The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which established a new accounting principle for accounting for the impairment of certain loans, certain investments in debt and equity securities, long-lived assets that will be held and used, including certain identifiable intangibles and goodwill related to those assets and long-lived assets, and certain identifiable intangibles to be disposed of. This Statement is effective for fiscal years beginning after December 15, 1995. Management believes that adoption of the Statement will not have a significant impact on the Company's financial position and results of operations.

       The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock- Based Compensation", also effective for fiscal years beginning after December 15, 1995. The new Statement encourages, but does not require, companies to measure stock-based compensation cost using the fair value method, rather than the intrinsic value method prescribed by the Accounting Principles Board (APB) Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a pro forma basis net earnings per share as if the fair value method were used. While the Company is reviewing the adoption and impact of SFAS No. 123, it expects to adopt the disclosure-only alternative and, accordingly, this Standard will have no material impact on the Company's results of operations or financial position.

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  2.   Prepaid Expenses and Other Current Assets:

       Prepaid expenses and other current assets consist of the following:

                                                                   November 30,
                                                                       1996

         Prepaid leases                                            $  291,149
         Transit advertising production costs                         394,290
         Other                                                        127,011
                                                                   -----------
                                                                   $  812,450
                                                                   ===========


  3.   Property and Equipment:

       Property and equipment consist of the following:

                                                     November 30,        Asset
                                                         1996            Lives

         Outdoor advertising structures              $ 9,860,227      20 years
         Other equipment and leaseholds                1,431,589    5-20 years
                                                     ------------
                                                      11,291,816
         Less accumulated depreciation                 2,833,802
                                                     -----------
                                                     $ 8,458,014
                                                     ===========


       Assets acquired during 1996 included an acquisition of bus benches that display advertisements. The total cost of these assets was approximately $180,000.

       The Company also disposed of a billboard during the year, resulting in a gain of approximately $183,000, which is included in other income.


  4.   Other Assets:

       Other assets consist of the following:

                                                                   November 30,
                                                                      1996

         Loan fees                                                 $   90,938
         Other                                                         57,049
                                                                   -----------
                                                                   $  147,987
                                                                   ===========

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  5.   Accrued Expenses:

       Accrued expenses consist of the following:

                                                                   November 30,
                                                                      1996

         Transit district fees                                     $   552,538
         Payroll and related items                                     425,044
         Other                                                          92,858
                                                                   ------------
                                                                   $ 1,070,440
                                                                   ============


  6.   Long-term Debt:

       Long-term debt consists of the following:

                                                                   November 30
                                                                      1996

         Note payable to United States National Bank, as
         described below                                           $ 7,000,000

         Note payable in annual  payments of $12,000 plus
         interest at 10%, with collateral of outdoor
         advertising structures, due October 1999                       36,000

         Note payable in monthly payments of $5,900 including
         interest at 10%, guaranteed by Brian B. Obie, due
         April 2000                                                    202,698

         Notes payable in monthly payments of $2,219
         including interest ranging from 9% to 9.98%, with
         collateral of several vehicles, maturing through
         November 2002                                                  59,862
                                                                   ------------
                                                                     7,298,560
         Less current portion                                          743,973
                                                                   ------------
                                                                   $ 6,554,587
                                                                   ============



Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  6.   Long-term Debt, Continued:

       The aggregate principal payments due on the above debt subsequent to November 30, 1996 are:

                      1997                                         $   743,973
                      1998                                             858,993
                      1999                                           1,161,166
                      2000                                           1,131,820
                      2001                                           1,105,496
                      Thereafter                                     2,297,112
                                                                   ------------
                                                                   $ 7,298,560


       In October 1996, the Company received a $12,000,000 bridge loan from United States National Bank of Oregon ("USNB") which was used to refinance substantially all of the Company's then existing debt. In connection with refinancing of the long-term debt, the Company incurred an extraordinary expense of $885,355 for prepayment penalties related to the early extinguishment of debt and for previously capitalized loan costs that were written off.

       Upon the completion of the Offering, the outstanding balance on this loan was reduced to $7,000,000. Effective February 12, 1997, the outstanding loan balance was converted to a seven-year term loan, due April 30, 2004, with interest to be based, at the Company's option, on USNB's prime rate plus .5%, or the Inter-Bank Offering Rate ("IBOR") plus 2%. The loan is collateralized by substantially all of the Company's assets. The weighted average interest rate for short-term borrowings outstanding at year end is approximately 8.5%.

       The Company also has a $1,500,000 operating line of credit with USNB. The interest rate is at USNB's prime rate (8.25% at November 30, 1996) and it is collateralized by receivables. The operating line will be reviewed on April 30, 1997. There was no outstanding balance on this line of credit at November 30, 1996.


  7.   Income Taxes:

       The components of the income tax provision (benefit) before extraordinary item are as follows:

                                                             Year Ended
                                                             November 30
                                                     --------------------------
                                                         1996          1995

         Deferred:
            Federal                                   $   25,200   $  (637,000)
            State                                          5,800      (141,000)
                                                      -----------  ------------
                                                      $   31,000   $  (778,000)
                                                      ===========  ============


Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  7.   Income Taxes, Continued:

       The components of the income tax benefit related to the extraordinary item are as follows:

                                                                   Year Ended
                                                                   November 30,
                                                                   ------------
                                                                       1996

         Deferred:
            Federal                                                $  (280,000)
            State                                                      (62,000)
                                                                   ------------
                                                                   $  (342,000)


       The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             Year Ended
                                                             November 30
                                                     --------------------------
                                                         1996          1995

         Current deferred tax assets:
            Deferred revenue                          $  417,000    $  257,000
            Prepaid commissions                          225,000       259,000
            Allowance for uncollectible accounts          35,000        23,000
            Net operating loss carryforwards             176,000
            Accrued expenses and other                    37,000
                                                      -----------   -----------

                     Total current deferred tax assets   890,000       539,000

         Current deferred tax liabilities:
            Prepaid fees                                (181,000)      (32,000)
                                                      -----------   -----------
                                                      $  709,000    $  507,000
                                                      ===========   ===========
         Noncurrent deferred tax assets:
            Property and equipment                    $  145,000    $  271,000
            Net operating loss carryforwards             235,000
                                                      -----------   -----------

                                                      $  380,000    $  271,000
                                                      ===========   ===========


       Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings. The Company has net operating loss carryforwards totaling approximately $1,140,000, which are available to offset future taxable income, of which approximately $600,000 was previously expected to be used by Obie Industries prior to or in connection with the spin-off transaction as discussed in Note 1. These carryovers expire as follows: 2003 - $25,000; 2004 - $421,000; 2005 - $130,000; 2006 - $6,000; 2007 - $27,000; 2008 -
       $15,000; and 2011 - $516,000.

Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



 7.   Income Taxes, Continued:

       Income tax expense (benefit) for the years ended November 30, 1995 and 1996 differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income, considering the effect of the extraordinary item as follows:

                                                                      Year Ended
                                                                      November 30
                                                                ------------------------
                                                                    1996         1995

         Computed "expected" tax expense (benefit)              $  (73,119)  $   66,260
         Increase (reduction) in income taxes resulting from:
            Change in beginning of the year balance of the
                 valuation allowance for deferred tax assets                   (857,855)
            Increase in net operating losses available to the
               Company as discussed above                         (220,986)
            State and local taxes, net of federal income tax
                 benefit                                           (13,638)       7,015
            Other differences, net                                  (3,257)       6,580
                                                                -----------  -----------
                     Actual income tax expense (benefit)        $ (311,000)  $ (778,000)
                                                                ===========  ===========



  8.   Shareholders' Equity:

       The Company's Restated Articles of Incorporation (the "Articles") authorize the issuance of up to 20,000,000 shares of Common Stock and 10,000,000 shares of preferred stock issuable in series ("Preferred Stock").

       In connection with the Company's Offering, the Company's Articles of Incorporation were amended and restated on October 1, 1996 to authorize a 10-for-1 stock split. All share and per share amounts have been retroactively adjusted to reflect the stock split.

       Preferred Stock: The Board of Directors is authorized, without further shareholder authorization, to issue Preferred Stock in one or more series and to fix the terms and provisions of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights, and rights on liquidation, including preferences over Common Stock.

       Common Stock: Holders of Common Stock are entitled to one vote per share on all matters on which holders of Common Stock are entitled to vote. Holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of any funds lawfully available therefore and, in the event of liquidation or distribution of assets, are entitled to participate ratably in the distribution of such assets remaining after payment of liabilities, in each case subject to any preferential rights granted to any series of Preferred Stock that may then be outstanding.

Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued



  8.   Shareholders' Equity, Continued:

       1996 Stock Incentive Plan: On October 2, 1996, the Company's Board of Directors and shareholder adopted the 1996 Stock Incentive Plan, which provides for the issuance of 300,000 shares of Common Stock pursuant to incentive stock options ("ISOs"), nonqualified stock options ("NQOs"), stock bonuses and stock sales to key managers, employees, directors and consultants of the Company. ISOs may be issued only to employees of the Company and will have a maximum term of 10 years from the date of grant. The exercise price for ISOs may not be less than 100% of the fair market value of the Common Stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the Common Stock at the time of the grant, and the term of the option may not exceed five years. NQOs may be granted at not less than 85% of the fair market value of the Common Stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Compensation Committee, which will administer the 1996 Stock Incentive Plan. Stock options covering 116,500 shares of Common Stock options were outstanding at November 30, 1996, with an exercise price of $6.65 per share. As of November 30, 1996, no options were exercisable.


  9.   Commitments:

       Operating Leases: The Company leases outdoor advertising structures from an affiliated partnership. The lease agreement requires monthly payments of a minimum base rent plus additional rent equal to 5% of the gross revenues derived from advertising displayed on the structures. Future minimum base rent payments are $8,500 per month through December 1996, and increase to $9,000 per month for the following calendar year. The lease expires December 31, 1997. Total lease expense pursuant to this lease was $107,945 and $101,784 for the years ended November 30, 1996 and 1995, respectively.

       The Company also rents office and production space from affiliates. Such rents totaled $78,897 and $56,900 for the years ended November 30, 1996 and 1995, respectively.

       The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The
       Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $607,566 and $524,904 for the years ended November 30, 1996 and 1995, respectively. Future minimum lease payments for these leases for the years ending November 30 are as follows:

Continued

Obie Media Corporation
Notes to Consolidated Financial Statements, Continued




  9.   Commitments, Continued:

                      1997                                         $  498,852
                      1998                                            454,492
                      1999                                            376,279
                      2000                                            316,687
                      2001                                            266,128
                      Thereafter                                      655,793


       Debt Guarantees: The Company has guaranteed the debt of an affiliated partnership totaling $423,514 at November 30, 1996.



10.   Employee Benefit Plan:

       Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan which provides for discretionary annual contributions by the Company. During 1996 the Company accrued $51,020 as a contribution to the plan. The Company intends to contribute 5,000 shares of its common stock to the plan and the balance in cash. During 1995 the Company contributed $41,733 in cash to the Obie Industries plan that covered the Company's employees.

                                  EXHIBIT INDEX

Exhibit*

10.9 Amendments, dated December 31, 1996 and February 12, 1997, to Loan Agreement dated October 31, 1996, among the Company, United States
                                           National  Bank  of Oregon,       Obie
                                           Industries  Incorporated   and  Brian
                                           Obie,   and related documents

27.1                                       Financial Data Schedule

-----------

* See Item 13(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.