Form 10QSB
period 1997-02-28
OBIE MEDIA CORP
filed 1997-04-11
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               February 28, 1997
                              --------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                to
                              ----------------  --------------------------------

                        Commission File Number 000-21623

                             OBIE MEDIA CORPORATION
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         OREGON                                                   93-0966515
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                           Identification No.)


1010 Obie St., Eugene, Oregon                        97402
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

         541-686-8400                                       FAX 541-345-4339
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]. No [ ].

     As of April 1, 1997, 3,500,000 shares of the issuer's common stock were outstanding.

     This report contains 7 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION

                           Consolidated Balance Sheets

                                    ASSETS
                                                          February 28,        November 30,
                                                              1997                1996
                                                         ---------------     ---------------
Current assets:                                            (Unaudited)

  Cash                                                   $        -          $      474,940
  Accounts receivable, net                                    1,279,799           1,550,193
  Deferred tax assets                                           643,217             709,000
  Other current assets                                          664,007             812,450
                                                         ---------------     ---------------

    Total current assets                                      2,587,023           3,546,583

Property and equipment, net                                   8,701,482           8,458,014
Deferred tax assets                                             380,000             380,000
Other assets                                                    294,269             147,987
                                                         ---------------     ---------------

    Total assets                                         $   11,962,774      $   12,532,584
                                                         ===============     ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Book overdraft                                        $        44,316      $        -
  Current portion of long-term debt                             813,034             743,973
  Accounts payable                                              460,395             757,020
  Accrued expenses                                              821,415           1,070,440
  Deferred revenue                                              577,935             595,302
                                                         ---------------     ---------------

    Total current liabilities                                 2,717,095           3,166,735

Long-term debt, less current portion                          6,351,711           6,554,587
                                                         ---------------     ---------------

    Total liabilities                                         9,068,806           9,721,322
                                                         ---------------     ---------------

Minority interest in subsidiary                                  34,767              27,407
                                                         ---------------     ---------------

Shareholders' equity:

Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issued and outstanding                  -                   -

Common stock, without par value; 20,000,000 shares
    authorized, 3,500,000 shares issued and outstanding       6,131,147           6,161,992
  Accumulated deficit                                        (3,271,946)         (3,378,137)
                                                         ---------------     ---------------

    Total shareholders' equity                                2,859,201           2,783,855
                                                         ---------------     ---------------

    Total liabilities and shareholders' equity           $   11,962,774      $   12,532,584
                                                         ===============     ===============

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income


                                                                 Three Months Ended
                                                           February 28,       February 29,

                                                              1997                1996
                                                         ---------------     ---------------
Revenues:                                                            (Unaudited)

  Outdoor advertising                                   $     1,264,614      $    1,144,042
  Transit advertising                                         1,472,891           1,175,633
  Less agency commissions                                      (212,151)           (159,563)
                                                         ---------------     ---------------

     Net revenues                                             2,525,354           2,160,112

Operating expenses:

  Direct advertising expenses                                 1,557,148           1,296,186
  General and administrative                                    476,573             325,611
  Depreciation and amortization                                 158,279             140,734
                                                         ---------------     ---------------

    Operating income                                            333,354             397,581

Interest expense                                                153,867             342,778
Minority interest in subsidiary                                   7,513               9,167
                                                         ---------------     ---------------

    Income before income taxes                                  171,974              45,636

Provision for income taxes                                      (65,783)             (2,282)
                                                         ---------------     ---------------
    Net income                                           $      106,191      $       43,354
                                                         ===============     ===============


Net earnings per share                                   $        0 .03      $         0.02
                                                         ---------------     ---------------

Weighted average number of common
shares outstanding                                            3,509,641          2,500,000
                                                         ===============     ===============


See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows


                                                                 Three Months Ended
                                                           February 28,       February 29,

                                                              1997                1996
                                                         ---------------     ---------------
                                                                     (Unaudited)
Cash flows from operating activities:

  Net income                                             $      106,191      $       43,354

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                 158,279             140,734
  Changes in operating assets and liabilities                  (225,976)           (324,862)
                                                         ---------------     ---------------
    Net cash provided by (used in) operating activities          38,494            (140,774)
                                                         ---------------     ---------------
Cash flows from investing activities:

  Capital expenditures                                         (393,090)           (148,292)
                                                         ---------------     ---------------

    Net cash used in investing activities                      (393,090)           (148,292)
                                                         ---------------     ---------------

Cash flows from financing activities:
  Payments on long-term debt                                   (133,815)           (233,903)
  Other financing activities                                     13,471             522,969
                                                         ---------------     ---------------

    Net cash provided by (used in) financing activities        (120,344)            289,066
                                                         ---------------     ---------------

Net increase (decrease) in cash                                (474,940)             -0-
Cash, beginning of year                                         474,940              -0-
                                                         ---------------     ---------------
Cash, end of quarter                                     $       -0-         $       -0-
                                                         ===============     ===============

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 1997, and the results of operations and cash flows of the Company for the three months ended February 28, 1997 and February 29, 1996. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements files as part of the Company's November 30, 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


2.  Long Term Borrowings

The Company's Term Loan Agreement contains certain covenants including maintenance of a current ratio and cash flow coverage. During the quarter ended February 28, 1997, the Company incurred a significant amount of capital expenditures which resulted in the Company not complying with their current ratio covenant. The Company obtained forbearance from the bank as of February 28, 1997.


3.    Income Per Share

Income per common share is computed on the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

                                                   February 28, 1997        February 29, 1996
Issued  and outstanding shares (weighted average)     3,500,000               2,500,000
Stock Options                                             9,641                   -
                                                      ---------               ---------
                                                      3,509,641               2,500,000
                                                      =========               =========

4.    Newly Issued Financial Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") NO. 128, "Earnings Per Share." This standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS No. 128 will be effective for the Company for the year ending November 30, 1998. The earnings per share under the new standard do not differ from those calculated under the existing standard.

MANAGEMENT'S DISCUSSION & ANALYSIS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-QSB. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include the following: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower than expected acceptance of the Company's unique display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; and other factors listed from time to time in the Company's SEC reports, including but not limited to, its "Risk Factors" discussion in the Registration Statement it filed in connection with its initial public offering (the "IPO").

New Transit Contracts

The Company is the apparent high bidder on two additional transit district contracts: Dallas, Texas (DART), and Sacramento, California (RT). The DART system has approximately 800 vehicles, while RT has 250. The Company has, for the last two years, provided advertising services for the 32 RT light rail vehicles only.

The Company expects its contract with RT to start in April 1997. The contract is expected to be for three years with two additional years at the unilateral discretion of RT. The contract will provide for RT to receive 51% of revenue from the sale of advertising or a guaranteed minimum. Under the contract, RT will receive a minimum of $1.7 million over the five years.

The Company expects its contract with DART to begin in the summer of 1997. The contract is expected to continue through calendar year 2001. The Company will pay DART approximately $13 million over the term of the contract. After the Company was announced as the apparent high bidder for the DART contract, the incumbent provider protested the anticipated award to the Company. This protest was denied by DART. A motion to reconsider the denial of the protest was also denied by DART. The incumbent has filed a final administrative appeal which has been submitted to an administrative judge. The Company is incurring costs, both to participate in the appeal process and to be ready to commence operations in Dallas once the appeal process is complete. The Company is optimistic that the appeal will ultimately be denied.

In addition to these two transit district contracts, on April 1, 1997, the Company began providing advertising services on 80 paratransit vehicles in Sacramento, California. From the revenues the Company generates from customers advertising on the paratransit vehicles, the Company will pay the private owner of the vehicles 51 percent of such revenues over $100,000, with a minimum guarantee of $75,000 payable over the three-year term of the contract.

Results of operations
(all dollars in $000 except per share amounts)

Net revenues increased 17% from $2,160, for the three-month period ended February 29, 1996, to $2,525 for the three-month period ended February 28, 1997 due to higher rates and increased occupancy. Gross transit revenues increased approximately 25% from $1,176 in 1996, to $1,473 in 1997, while gross outdoor advertising revenues increased 11% from $1,144 in 1996 to $1,265 in 1997. Agency discounts increased 33% from $160 to $212 in the first quarter of 1996 and 1997, respectively, reflecting a temporary sales mix change toward more agency business primarily in transit. Net revenues in most districts increased; however, net revenue in Portland, Oregon was substantially the same in the first quarter of 1997 as compared to same period of 1996.

Direct advertising expenses increased 20% to $1,557 for the first quarter of 1997, from $1,296 in the comparable period in 1996, primarily due to increased revenues.

General and administrative costs increased 46% to $477 in the first quarter of 1997 from $326 in the comparable period in 1996. Increased G&A costs are primarily due to increased payroll and other costs of the Company's growth and the costs of being a public company. In addition, in the first quarter of 1996, the Company was part of a larger consolidated group of companies, and, accordingly, a portion of the Company's general and administrative costs were paid by affiliates in the first quarter of 1996. For the remainder of 1997, G&A costs, except for direct costs of developing new markets, should stabilize in absolute terms and decline as a percentage of sales.

Interest expense decreased 55% from $343 for the three months ended February 29, 1996, to $154 for the comparable period in 1997, primarily due to the reduction in debt from the IPO and from lower interest rates due to refinancing the Company's primary long-term debt in the fourth quarter of 1996.

The Company's effective income tax rate for the first quarter of 1996 was reduced due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's working capital deficit was $130 at February 28, 1997. The decrease in working capital resulted primarily from seasonal reductions in working capital items and the use of cash balances to fund investing activities.

Net cash provided by operating activities was $38. The first quarter is a seasonally slow time of the year. During this time, most operating assets and liabilities decline from their year end balances.

The net cash used in investing activities was $393. As planned, construction activity was above normal levels during the first quarter of 1997. The last half of 1996, saw the development of a significant number of lease locations. Construction on many of these was completed during the first quarter of 1997. Almost 30% of the expected 1997 construction budget was expended in the first quarter of 1997.

The Company's net cash used by financing activities was $120, primarily due to payments on long-term debt.

At February 28, 1997, the Company had outstanding borrowings of approximately $7,200 all of which were pursuant to long-term credit agreements. The Company also maintains a $1,500 operating line of credit. The line carries interest at the Prime rate of the lender. As of February 28, 1997, there were no borrowings on this line of credit, and the Company's available borrowing capacity, based on collateralized accounts was $816. At February 28, 1997, the Company was not in compliance with one of the financial covenants required by the line of credit. The Company subsequently obtained forbearance from the lender. This line of credit will be reviewed on April 30, 1997. Management anticipates that the line of credit will be renewed on the same terms and conditions.

The Company believes that cash generated from operations and available borrowings under its credit agreements will be sufficient to finance the Company's operations, including anticipated capital expenditures, through fiscal 1997.

Seasonality

The Company's transit advertising revenues have exhibited some degree of seasonality. Typically, the Company experiences its lowest revenues during the first quarter of each year. The Company expects this trend to continue. A reduction in revenues in any quarter is likely to result in a period-to-period decline in operating performance and net income.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1997.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Obie Media Corporation


Date    April 11, 1997             By: /s/ James W. Callahan
     -----------------                -----------------------
                                   James W. Callahan
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer