Form 10QSB
period 1997-05-31
OBIE MEDIA CORP
filed 1997-07-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                May 31, 1997
                              --------------------------------------------------
       [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________to___________________________-


                        Commission File Number 000-21623

                             OBIE MEDIA CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            OREGON                                               93-0966515
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


                   4211 West 11th Ave., Eugene, Oregon 97402
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

     As of June 30, 1997, 3,500,000 shares of the issuer's common stock were outstanding.

     This report contains 8 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION

                           Consolidated Balance Sheets


                                     ASSETS
                                              May 31,               November 30,
                                             1997                     1996
                                         ------------              ------------
Current assets:                          (Unaudited)

   Cash                                  $        -                $   474,940
   Accounts receivable, net                1,564,328                 1,550,193
   Deferred tax assets                       501,280                   709,000
   Other current assets                      659,022                   812,450
                                         ------------              ------------

         Total current assets              2,724,630                 3,546,583

Property and equipment, net                8,960,425                 8,458,014
Deferred tax assets                          380,000                   380,000
Other assets                                 214,113                   147,987
                                         ------------              ------------

         Total assets                    $12,279,168               $12,532,584
                                         ------------              ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Book overdraft                        $   294,416               $      -
   Current portion of long-term debt         827,771                   743,973
   Accounts payable                          267,842                   757,020
   Accrued expenses                          869,818                 1,070,440
   Deferred revenue                          703,617                   595,302
                                         ------------              ------------

         Total current liabilities         2,963,464                 3,166,735

Long-term debt, less current portion       6,173,167                 6,554,587
                                         ------------              ------------

         Total liabilities                 9,136,631                 9,721,322
                                         ------------              ------------

Minority interest in subsidiary               40,081                    27,407
                                         ------------              ------------

Shareholders' equity:

Preferred stock, without par value,
     10,000,000 shares authorized,
     no shares issued and outstanding           -                         -

Common stock, without par value;
     20,000,000 shares authorized,
     3,500,000 shares issued and
     outstanding                           6,140,172                 6,161,992
Accumulated deficit                       (3,037,716)               (3,378,137)
                                         ------------              ------------

         Total shareholders' equity        3,102,456                 2,783,855
                                         ------------              ------------

         Total liabilities and
               shareholders' equity      $12,279,168               $12,532,584
                                         ============              ============

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income




                                         Three Months Ended              Six Months Ended
                                       May 31,         May 31,         May 31,         May 31,
                                        1997            1996            1997            1996
                                    ------------    ------------    ------------    ------------
Revenues:                                  (Unaudited)                     (Unaudited)
   Outdoor advertising              $ 1,285,159     $ 1,149,377     $ 2,549,773     $ 2,293,419
   Transit advertising                1,759,425       1,330,627       3,232,316       2,506,260
   Less agency commissions            (262,355)       (204,986)       (474,506)       (364,549)
                                    ------------    ------------    ------------    ------------

         Net revenues                 2,782,229       2,275,018       5,307,583       4,435,130

Operating expenses:

   Direct advertising expenses        1,510,463       1,346,272       3,067,611       2,642,458
   General and administrative           509,215         326,200         948,952         651,811
   Start up costs                       116,841             --          153,677             --
   Depreciation and amortization        160,185         141,234         318,464         281,968
                                    ------------    ------------    ------------    ------------

         Operating income               485,525         461,312         818,879         858,893

Other income                            (40,492)       (199,577)        (40,492)       (199,577)
Interest expense                        136,733         367,684         290,600         710,462
Minority interest in subsidiary           5,161          13,349          12,674          22,516
                                    ------------    ------------    ------------    ------------
         Income before income taxes     384,123         279,856         556,097         325,492

Provision for income taxes             (149,893)         (8,318)       (215,676)        (10,600)
                                    ------------    ------------    ------------    ------------

         Net income                 $   234,230     $   271,538     $   340,421     $   314,892
                                    ============    ============    ============    ============


Net earnings per share               $     0.07      $     0.11      $     0.10      $     0.13
                                     -----------     -----------     -----------     -----------


Weighted average number of common
shares outstanding                    3,505,825       2,500,000       3,503,813       2,500,000
                                    ============    ============    ============    ============


See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                           Three Months Ended              Six Months Ended
                                         May 31,         May 31,         May 31,          May 31,
                                          1997            1996            1997            1996
                                      -----------     -----------     -----------     -----------
                                              (Unaudited)                     (Unaudited)
Cash flows from operating activities:
     Net income                       $  234,230      $  271,538      $  340,421      $  314,892

       Adjustments to reconcile net
       income to net cash provided
       by operating activities:

      Depreciation and amortization      160,185         141,234         318,464         281,968
      Changes in operating assets
         and liabilities                 (91,217)         62,801        (317,193)       (262,061)
                                      -----------     -----------     -----------     -----------

         Net cash provided by
            operating activities         303,198         475,573         341,692         334,799
                                      -----------     -----------     -----------     -----------

Cash flows from investing activities:

   Capital expenditures                 (411,190)       (203,071)       (804,280)       (351,363)
                                      -----------     -----------     -----------     -----------
         Net cash used in
            investing activities        (411,190)       (203,071)       (804,280)       (351,363)
                                      -----------     -----------     -----------     -----------

Cash flows from financing activities:

   Payments on long-term debt           (163,807)       (130,322)       (297,622)       (364,225)
   Other financing activities            271,799        (142,180)        285,270         380,789
                                      -----------     -----------     -----------     -----------

         Net cash provided by (used
             in) financing activities    107,992        (272,502)        (12,352)         16,564
                                      -----------     -----------     -----------     -----------

Net increase (decrease) in cash           -0-             -0-           (474,940)         -0-

Cash , beginning of year                  -0-             -0-            474,940          -0-
                                      -----------     -----------     -----------     -----------

Cash, end of quarter                  $   -0-             -0-             -0-             -0-
                                      ===========     ===========     ===========     ===========


See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1997, and the results of operations and cash flows of the Company for the three months and six months ended May 31, 1997 and May 31, 1996. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  Long-Term Borrowings

The  Company's  Term  Loan  Agreement   contains  certain  covenants   including
maintenance of cash flow coverage. The Company was in compliance with these covenants as of May 31, 1997.


3.    Income Per Share

Income per common share is computed on the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

                                      Three Months Ended                   Six Months Ended
                                May 31, 1997      May 31, 1996      May 31, 1997      May 31, 1996
                                ------------      ------------      ------------      ------------
Issued  and outstanding shares    3,500,000         2,500,000         3,500,000         2,500,000
     (weighted average)
Stock Options                         5,825                --             3,813               --
                                ------------      ------------      ------------      ------------
                                  3,505,825         2,500,000         3,503,813         2,500,000
                                ============      ============      ============      ============

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

Expansion Activities

The Company has signed four additional transit district contracts: Dallas, Texas
(DART), and three contracts in and around Sacramento, California, including Sacramento Rapid Transit (RT), Paratransit (PARA), and Yolo County Transit Authority (YOLO). The DART system has approximately 800 vehicles, while the three districts in Sacramento have a combined total of 330 vehicles. The Company has, for the last two years, provided advertising services for the 32 RT light rail vehicles only.

The Company's contract with RT started April 1, 1997. The contract is for three years with two additional years at the unilateral discretion of RT. The contract provides for RT to receive 51% of revenue from the sale of advertising on RT vehicles subject to a guaranteed minimum. Under the contract, RT will receive a minimum of $1.7 million over the five years. The PARA contract began April 1, 1997 and is for three years with two additional years at the unilateral discretion of PARA. The contract provides for PARA to receive approximately 51% of advertising revenues in each year with no guaranteed minimum payment. The YOLO contract began June 1, 1997 and is for three years with two additional years at the unilateral discretion of YOLO. The contract provides for YOLO to receive 51% of advertising revenues in excess of $100,000 in each year with a guaranteed minimum of $110,000 over the five years.

The Company's contract with DART began July 1, 1997. The contract is for four years and nine months. The Company will pay DART approximately $13 million over the term of the contract. After the Company was announced as the apparent high bidder for the DART contract, the incumbent provider protested the anticipated award to the Company. The incumbents protests and appeals were denied. The Company incurred start up costs, both to participate in the appeal process and to be ready to commence operations in Dallas once the appeal process was complete.

Results of  operations  for the three  months ended May 31, 1997
(all dollars in $000 except per share amounts)

Net revenues increased 22.3% from $2,275, for the three-month period ended May 31, 1996, to $2,782 for the three-month period ended May 31, 1997 primarily due to higher advertising rates and increased occupancy. Gross transit revenues increased approximately 32.2% from $1,331 in 1996, to $1,759 in 1997, while gross outdoor advertising revenues increased 11.8% from $1,149 in 1996 to $1,285 in 1997. Agency discounts increased 28.0% from $205 to $262 in the second quarter of 1996 and 1997, respectively, reflecting an increase in advertising agency business primarily in transit. Agency discounts as a percentage of gross sales rose from 8.3% in the second quarter of 1996 to 8.6% in the same period in 1997 reflecting the more rapid growth of transit sales. The Company experiences higher agency discounts on transit sales than outdoor sales.

Direct advertising expenses increased 12.2% to $1,510 for the second quarter of 1997, from $1,346 in the comparable period in 1996, primarily due to increased revenues.

General and administrative costs increased 56.1% to $509 in the second quarter of 1997 from $326 in the comparable period in 1996. Increased general and administrative costs are primarily due to increased payroll and other costs of the Company's growth and the costs of being a public company. In addition, in the second quarter of 1996, the Company was part of a larger consolidated group of companies, and, accordingly, a portion of the general and administrative costs of the companies were paid by affiliates in the second quarter of 1996.

The direct costs of developing new markets was $117 in the three months ended May 31, 1997. There were no comparable costs in the same period of 1996. These costs primarily were incurred in obtaining the DART contract discussed above. The Company's takeover in Dallas was expected to occur on April 1, 1997. Administrative protests by the incumbent provider delayed the effective date of the takeover until July 1, 1997 and caused the Company to incur significant additional costs during the quarter to participate in the appeals process, and to enable the Company to take over immediately once the appeal was resolved. The Company will continue to incur costs to obtain and prepare to operate new transit district contracts. However the amount of these costs is expected to decline in absolute terms and as a percentage of sales.

Interest expense decreased 62.8%, from $368 for the three months ended May 31, 1996, to $137 for the comparable period in 1997, primarily due to the reduction in debt resulting from the IPO and from lower interest rates due to refinancing the Company's primary long-term debt in the fourth quarter of 1996.

Other income decreased from $199 in the second quarter of 1996 to $40 in the same period in 1997. In the second quarter of 1996, the Company sold an outdoor advertising structure for a gain of $183. In 1997, the Company received a payment from a government agency to move one of its structures to accommodate highway construction.

The Company's effective income tax rate for the second quarter of 1996 was lower than in 1997 due to the utilization of net operating loss carryforwards in 1996.

For the above reasons, second quarter income before income tax increased from $280 in 1996 to $384 in 1997. After tax net income declined from $272 in 1996 to $234 in 1997. Earnings per share for the quarter declined to 7(cent) in 1997 from 11(cent) in 1996 due to the decline in net income and the increased number of shares outstanding.

Results of operations for the six months ended May 31, 1997 (all dollars in $000 except per share amounts)

Net revenues increased 19.7%, from $4,435 for the six-month period ended May 31, 1996, to $5,308 for the six-month period ended May 31, 1997 primarily due to higher advertising rates and increased occupancy. Gross transit revenues increased approximately 29.0%, from $2,506 in 1996 to $3,232 in 1997, while gross outdoor advertising revenues increased 11.2%, from $2,293 in 1996 to $2,550 in 1997. Agency discounts increased 30.2%, from $365 to $475 in the second quarter of 1996 and 1997, respectively, reflecting an increase in advertising agency business primarily in transit.

Agency discounts as a percentage of sales increased from 7.6% in the first half of 1996 to 8.2% in 1997 due primarily to increased transit sales as a percentage of total sales.

Direct advertising expenses increased 16.1% to $3,068 for the first half of 1997, from $2,642 in the comparable period in 1996, primarily due to increased revenues.

General and administrative costs increased 45.6% to $949 in the first half of 1997 from $652 in the comparable period in 1996. Increased general and administrative costs are primarily due to increased payroll and other costs of the Company's growth and the costs of being a public company. In addition, in the first half of 1996, the Company was part of a larger consolidated group of companies, and, accordingly, a portion of the Company's general and administrative costs of the companies were paid by affiliates in 1996.

The direct costs of developing new markets was $154 in the six months ended May 31, 1997. There were no comparable costs in the same period of 1996. These costs primarily were incurred in obtaining the DART contract discussed above. The Company will continue to incur costs to obtain and prepare to operate new transit district contracts. However the amount of these costs should decline in absolute terms and as a percentage of sales.

Interest expense decreased 59.1%, from $710 for the six months ended May 31, 1996, to $291 for the comparable period in 1997, primarily due to the reduction in debt resulting from the IPO and from lower interest rates due to refinancing the Company's primary long-term debt in the fourth quarter of 1996.

The Company's effective income tax rate for 1996 was lower than in 1997 due to the utilization of net operating loss carryforwards in 1996.

For the above reasons, pretax income for the first half of the year increased to $556 in 1997 from $325 in 1996. After tax net income increased from $315 in 1996 to $340 in 1997. Earnings per share for the six-month period declined to 10(cent) in 1997 from 13(cent) in 1996, primarily due to the increase in the number of shares outstanding.


Liquidity and Capital Resources
(All dollars in $000 except per share amounts)

The Company's working capital deficit was $239 at May 31, 1997. The decrease in working capital resulted primarily from seasonal reductions in working capital items and the use of cash balances to fund investing activities.

Net cash provided by operating activities was $342 for the first half and $303 for the second quarter of 1997 respectively.

The net cash used in investing activities was $804 for the first six months of 1997, and was $411 for the second quarter. Expenditures in the second quarter included costs of furniture and tenant improvements for the new office and production facility in Eugene, Oregon.

 The Company's net cash provided by (used in) financing activities was $(12) for the six months ended May 31, 1997 and $108 for the second quarter, primarily due to payments on long-term debt and an increase in the book overdraft.

At May 31, 1997, the Company had outstanding borrowings of approximately $7,000 substantially all of which were pursuant to long-term credit agreements. The Company also maintains a $2,000 operating line of credit. The line carries interest at the Prime rate of the lender. As of May 31, 1997, there were $63 in borrowings on this line of credit, and the Company's available borrowing capacity, based on collateralized accounts, was $864.

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

(b) No reports on Form 8-K were filed by the Company during the quarter ended May 31, 1997.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Obie Media Corporation


Date    July 10, 1997           By: /s/ James W. Callahan
    -----------------              -----------------------
                                   James W. Callahan
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer






























June 23, 1997

Financial schedule to Form 10-QSB for the quarter ended 5/31/97 for Obie Media Corporation.