Form 10QSB
period 1997-08-31
OBIE MEDIA CORP
filed 1997-10-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                August 31, 1997
                              --------------------------------------------------
       [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from                    to
                              --------------------  ----------------------------

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


                   4211 West 11th Ave., Eugene, Oregon 97402
                   -----------------------------------------
                    (Address of principal executive offices)

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

     As of September 30, 1997, 3,505,000 shares of the issuer's common stock were outstanding.

     This report contains 8 pages. There are three exhibits.

                             OBIE MEDIA CORPORATION

                           Consolidated Balance Sheets


                                     ASSETS
                                                August 31,       November 30,
                                                1997                 1996
Current assets:                               (Unaudited)

   Cash                                      $     44,882      $    474,940
   Accounts receivable, net                     2,371,037         1,550,193
   Deferred tax assets                            313,438           709,000
   Other current assets                           772,122           812,450
                                             -------------     -------------
         Total current assets                   3,501,479         3,546,583

Property and equipment, net                     9,134,574         8,458,014
Deferred tax assets                               380,000           380,000
Other assets                                      219,477           147,987
                                             -------------     -------------

         Total assets                        $ 13,235,530      $ 12,532,584
                                             =============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Line of credit                            $    885,457      $       -
   Current portion of long-term debt              842,210           743,973
   Accounts payable                               350,711           757,020
   Accrued expenses                             1,064,680         1,070,440
   Deferred revenue                               692,660           595,302
                                             -------------     -------------

         Total current liabilities              3,835,718         3,166,735

Long-term debt, less current portion            5,920,926         6,554,587
                                             -------------     -------------

         Total liabilities                      9,756,644         9,721,322
                                             -------------     -------------

Minority interest in subsidiary                    39,203            27,407
                                             -------------     -------------

Shareholders' equity:

Preferred stock, without par value,
     10,000,000 shares, authorized,
     no shares issued and outstanding                -                  -

Common stock, without par value;
     20,000,000 shares authorized,
     3,505,000 shares issued and
     outstanding                                6,176,575          6,161,992
Accumulated deficit                            (2,736,892)        (3,378,137)
                                             -------------      -------------

         Total shareholders' equity             3,469,683          2,783,855
                                             -------------      -------------

         Total liabilities and
               shareholders' equity          $ 13,235,530       $ 12,532,584
                                             =============      =============


See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income



                                          Three Months Ended                   Nine Months Ended
                                     August 31,       August 31,          August 31,       August 31,

                                        1997             1996                1997             1996
                                   --------------   ---------------     --------------   --------------
Revenues:                                    (Unaudited)                         (Unaudited)
  Outdoor advertising              $   1,378,664    $    1,162,096      $   3,928,437    $   3,455,515
  Transit advertising                  2,663,737         1,597,800          5,896,053        4,104,060
  Less agency commissions               (365,983)         (216,187)          (840,489)        (580,736)
                                   --------------   ---------------     --------------   --------------

         Net revenues                  3,676,418         2,543,709          8,984,001        6,978,839

Operating expenses:

   Direct advertising expenses         2,265,809         1,501,604          5,333,420        4,144,062
   General and administrative            563,330           305,434          1,512,282          957,245
   Start up costs                         76,390               --             230,067              --
   Depreciation and amortization         159,497           141,602            477,961          423,570
                                   --------------   ---------------     --------------   --------------

         Operating income                611,392           595,069          1,430,271        1,453,962

Other income                             (11,000)            6,283            (51,492)        (193,294)
Interest expense                         134,370           399,480            424,970        1,109,942
Minority interest in subsidiary             (725)           (1,925)            11,949           20,591
                                   --------------   ---------------     --------------   --------------
         Income before income taxes      488,747           191,231          1,044,844          516,723

Provision for income taxes              (187,923)          (13,297)          (403,599)         (23,897)
                                   --------------   ---------------     --------------   --------------

         Net income                $     300,824    $      177,934      $     641,245    $     492,826
                                   ==============   ===============     ==============   ==============


Net earnings per share                $    0 .09         $    0.07          $    0.18        $    0.20

Weighted average number of common
shares outstanding                     3,502,880         2,500,000          3,503,698        2,500,000
                                   ==============   ===============     ==============   ==============


See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                         Three Months Ended               Nine Months Ended
                                      August 31,     August 31,        August 31,     August 31,
                                        1997           1996              1997           1996
                                    -------------   ------------      ------------   ------------
                                            (Unaudited)                       (Unaudited)
Cash flows from operating activities:

     Net income                     $    300,824   $    177,934      $    641,245    $   492,826

       Adjustments to reconcile net
       income to net cash provided
     by operating activities:

      Depreciation and amortization      159,497        141,602           477,961        423,570
      Changes in operating assets
         and liabilities                (491,083)      (165,811)         (808,276)      (427,872)
                                    -------------   ------------      ------------   ------------

         Net cash provided by
            operating activities         (30,762)       153,725           310,930        488,524
                                    -------------   ------------      ------------   ------------

Cash flows from investing activities:

   Capital expenditures                 (313,121)      (198,621)       (1,117,401)      (785,684)
   Proceeds from asset
         dispositions                       -0-            -0-               -0-         235,700
                                    -------------   ------------      ------------   ------------
         Net cash used in
            investing activities        (313,121)      (198,621)       (1,117,401)      (549,984)
                                    -------------   ------------      ------------   ------------

Cash flows from financing activities:

   Payments on long-term debt           (198,544)      (208,333)         (535,423)      (572,558)
    Credit line borrowing                822,721           -0-            885,456           -0-
   Other financing activities           (235,412)       216,329            26,380        597,118
                                    -------------   ------------      ------------   ------------

         Net cash provided by
             financing activities        388,765          7,996           376,413         24,560
                                    -------------   ------------      ------------   ------------


Net increase (decrease) in cash           44,882        (36,900)         (430,058)       (36,900)
Cash , beginning of period                  -0-            -0-            474,940         54,568
                                    -------------   ------------      ------------   ------------

Cash, end of period                 $     44,882    $   (36,900)      $    44,882    $    17,668
                                    =============   ============      ============   ============

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1997, and the results of operations and cash flows of the Company for the three months and nine months ended August 31, 1997 and August 31, 1996. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


2.  Long-Term Borrowings

The  Company's  Term  Loan  Agreement   contains  certain  covenants   including
maintenance of cash flow coverage. The Company was in compliance with these covenants as of August 31, 1997.


3.    Income Per Share

Income per common share is computed on the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options.

                                         Three Months Ended                        Nine Months Ended
                                  August 31, 1997    August 31, 1996       August 31, 1997     August 31, 1996
                                  ---------------    ---------------       ---------------     ---------------
Issued  and outstanding shares         3,502,880          2,500,000             3,500,967           2,500,000
     (weighted average)
Stock Options                                -                  -                   2,731                 -
                                  ---------------    ---------------       ---------------     ---------------
                                       3,502,880          2,500,000             3,503,698           2,500,000
                                  ===============    ===============       ===============     ===============

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

Expansion Activities
--------------------

The Company has signed four additional transit district contracts since April 1, 1997: Dallas, Texas (DART), and three contracts in and around Sacramento, California, including Sacramento Rapid Transit (RT), Paratransit (PARA), and Yolo County Transit Authority (YOLO). The DART system has approximately 800 vehicles, while the three districts in Sacramento have a combined total of 330 vehicles. The Company has, for the last two years, provided advertising services in Sacramento for the 32 RT light rail vehicles only.

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

The Company's contract with DART began July 1, 1997. The contract is for four years and nine months. The Company will pay DART approximately $13 million over the term of the contract. After the Company was announced as the apparent high bidder for the DART contract, the incumbent provider protested the anticipated award to the Company. The incumbent's protests and appeals were denied. The Company incurred start up costs as discussed below, both to participate in the appeal process and to be ready to commence operations in Dallas once the appeal process was complete.

Results of operations for the three months ended August 31, 1997
----------------------------------------------------------------
(all dollars in $000 except per share amounts)

Net revenues increased 44.5% from $2,544, for the three-month period ended August 31, 1996, to $3,676 for the three-month period ended August 31, 1997 primarily due to the addition of the Dallas and Sacramento markets and higher advertising rates and increased occupancy in existing operations. Gross transit revenues increased approximately 66.2% from $1,598 in 1996, to $2,664 in 1997, while gross outdoor advertising revenues increased 18.6% from $1,162 in 1996 to $1,379 in 1997. Agency discounts increased 69.3% from $216 to $366 in the second quarter of 1996 and 1997, respectively, reflecting an increase in advertising agency business primarily in transit. Agency discounts as a percentage of gross sales rose from 7.8% in the third quarter of 1996 to 9.0% in the same period in 1997 reflecting the more rapid growth of transit sales and the addition of the Dallas and Sacramento markets.

Direct advertising expenses increased 50.9% to $2,266 for the third quarter of 1997, from $1,502 in the comparable period in 1996, primarily due to increased revenues.

General and administrative costs increased 84.4% to $563 in the third quarter of 1997 from $305 in the comparable period in 1996. Increased general and administrative costs are primarily due to increased payroll and other costs of the Company's growth and the costs of being a public company. In addition, in the third quarter of 1996, the Company was part of a larger consolidated group of companies, and, accordingly, a portion of the general and administrative costs of the companies were paid by affiliates in the third quarter of 1996.

The direct  costs of  developing  new markets was $76 in the three  months ended
August 31, 1997. There were no comparable costs in the same period of 1996. These costs primarily were incurred in obtaining the DART contract discussed above. The Company's takeover in Dallas was expected to occur on April 1, 1997. Administrative protests by the incumbent provider delayed the effective date of the takeover until July 1, 1997 and caused the Company to incur significant additional costs during the quarter to participate in the appeals process, and to enable the Company to take over immediately once the appeal was resolved. The Company will continue to incur costs to obtain and prepare to operate new transit district contracts. However, the amount of these costs is expected to decline in absolute terms and as a percentage of sales.

Interest expense decreased 66.4%, from $399 for the three months ended August 31, 1996, to $134 for the comparable period in 1997, primarily due to the reduction in debt resulting from the IPO and from lower interest rates due to refinancing the Company's primary long-term debt in the fourth quarter of 1996.

The Company's effective income tax rate for the third quarter of 1996 was lower than in 1997 due to the utilization of net operating loss carryforwards in 1996.

For the above reasons, third quarter income before income tax increased from $191 in 1996 to $489 in 1997. After tax income increased from $178 in 1996 to $301 in 1997. Earnings per share for the quarter increased to 9(cent) in 1997 from 7(cent) in 1996. An increased number of shares was outstanding in 1997.

Results of operations  for the nine months ended August 31, 1997
----------------------------------------------------------------
(all dollars in $000 except per share amounts)

Net revenues increased 28.7%, from $6,979 for the nine-month period ended August 31, 1996, to $8,984 for the nine-month period ended August 31, 1997 primarily due to the addition of the Dallas and Sacramento markets and higher advertising rates and increased occupancy in existing markets. Gross transit revenues increased approximately 43.7%, from $4,104 in 1996 to $5,896 in 1997, while gross outdoor advertising revenues increased 13.7%, from $3,456 in 1996 to $3,928 in 1997. Agency discounts increased 44.7%, from $581 to $840 in the third quarter of 1996 and 1997, respectively, reflecting an increase in advertising agency business primarily in transit.

Agency discounts as a percentage of sales increased from 7.7% in the first nine months of 1996 to 8.6% in 1997 due primarily to increased transit sales as a percentage of total sales.

Direct advertising expenses increased 28.7% to $5,333 for the first nine months of 1997, from $4,144 in the comparable period in 1996, primarily due to increased revenues.

General and administrative costs increased 58.0% to $1,512 in the first three quarters of 1997 from $957 in the comparable period in 1996. Increased general and administrative costs are primarily due to increased payroll and other costs of the Company's growth , including the addition of the Dallas and Sacramento markets, and the costs of being a public company. In addition, in the first three quarters of 1996, the Company was part of a larger consolidated group of companies, and, accordingly, a portion of the Company's general and administrative costs of the companies were paid by affiliates in 1996.

The direct  costs of  developing  new markets was $230 in the nine months  ended
August 31, 1997. There were no comparable costs in the same period of 1996. These costs primarily were incurred in obtaining the DART contract discussed above. The Company will continue to incur costs to obtain and prepare to operate new transit district contracts. However, the amount of these costs should decline in absolute terms and as a percentage of sales.

Interest expense decreased 61.7%, from $1,110 for the nine months ended August 31, 1996, to $425 for the comparable period in 1997, primarily due to the reduction in debt resulting from the IPO and from lower interest rates due to refinancing the Company's primary long-term debt in the fourth quarter of 1996.

The Company's effective income tax rate for 1996 was lower than in 1997 due to the utilization of net operating loss carryforwards in 1996.

For the above reasons, pretax income for the first three quarters of the year increased to $1,045 in 1997 from $517 in 1996. After tax income increased from $493 in 1996 to $641 in 1997. Earnings per share for the nine-month period declined to 18(cent) in 1997 from 20(cent) in 1996, primarily due to the increase in the number of shares outstanding.


Liquidity and Capital Resources
-------------------------------
( All dollars in $000 except per share amounts)

The Company's working capital deficit was $334 at August 31, 1997. The decrease in working capital resulted primarily from borrowings on the line of credit to fund investing activities.

Net cash provided by (used in) operating activities was $311 for the first three quarters of 1997 and $(31) for the third quarter of 1997 respectively.

The net cash used in investing activities was $1,117 for the first nine months of 1997, and was $313 for the third quarter. Expenditures were primarily for the construction of outdoor advertising displays but also included costs of furniture and tenant improvements for the new office and production facility in Eugene, Oregon.

The Company's net cash provided by financing activities was $376 for the nine months ended August 31, 1997 and $389 for the third quarter, primarily due to borrowings on the credit line.

At August 31, 1997, the Company had outstanding borrowings of approximately $7,649 of which $6,763 were pursuant to long-term credit agreements. The Company maintains a $2,000 operating line of credit. The line carries interest at the Prime rate of the lender. As of August 31, 1997, there were $885 in borrowings on this line of credit, and the Company's available borrowing capacity, based on collateralized accounts, was an additional $847.

The Company believes that cash generated from operations and available borrowings under its credit agreements will be sufficient to finance the Company's operations, including anticipated capital expenditures, through fiscal 1997.

Seasonality
-----------

The Company's transit advertising revenues have exhibited some degree of seasonality. Typically, the Company experiences its lowest revenues during the first quarter of each year. The Company expects this trend to continue. A reduction in revenues in any quarter is likely to result in a period-to-period decline in operating performance and net income.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
     (1)  Modification of U.S. Bank Loan Agreement
     (2)  Amendment of Lease Agreement with Obie Industries Incorporated
    (27)  Financial Data Schedule

(b) A report on Form 8-K was filed by the Company on September 24, 1997 reporting the change in the Company's auditors.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Obie Media Corporation


Date    October 10, 1997           By: /s/ James W. Callahan
     -------------------               ---------------------
                                   James W. Callahan
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer