Form 10KSB
period 1997-11-30
OBIE MEDIA CORP
filed 1998-02-27
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the fiscal year ended: November 30, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the transition period from to

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

                              4211 West 11th Avenue
                              Eugene, Oregon 97402
                    (Address of principal executive offices)

                    Issuer's telephone number: (541) 686-8400

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
         Yes  X    No
            -----    -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $14,624,955

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $12,051,600 aggregate market value as of December 31, 1997 based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,855,486 shares of Common Stock, without par value, on February 12, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-KSB incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 3, 1998.

Transitional Small Business Disclosure Format  (Check One):  Yes ; No  X
                                                                     -----

                                TABLE OF CONTENTS
                                                                          Page
                                                                         ------
Part I

Item 1.  Description of Business.........................................  2
Item 2.  Description of Properties.......................................  9
Item 3   Legal Proceedings...............................................  10
Item 4.  Submission of Matters to a Vote of Security Holders.............  10


Part II

Item 5.  Market for Common Stock and Related
                  Shareholder Matters....................................  11
Item 6.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................  11
Item 7.  Financial Statements............................................  16
Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................  17


Part III

(Items 9, 10, 11 and 12 are incorporated herein by reference from the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders.)

Item 9.  Directors, Executive Offices, Promoters
                  and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act....................................  18
Item 10. Executive Compensation..........................................  18
Item 11. Security Ownership of Certain Beneficial
                  Owners and Management..................................  18
Item 12. Certain Relationships and Related Transactions..................  18


Part IV

Item 13. Exhibits and Reports on Form 8-K................................  19
         Signatures......................................................  22
         Financial Statements............................................  F-1

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

Note: All share and per share information in this Annual Report has been restated to give retroactive effect to an 11-for-10 stock split declared in October 1997 and a 10-for-1 stock split effected prior to the IPO in 1996.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS


Company Overview

         Obie Media Corporation ("Obie Media" or the "Company")is an out-of-home media company which markets advertising space on outdoor advertising displays ("billboards") and transit vehicles (primarily passenger buses). The Company owns and operates approximately 660 advertising faces on outdoor advertising structures located in Washington, Oregon, California and Idaho. The Company also has agreements with 12 local government transit districts pursuant to which the Company has the exclusive right, for a number of years, to sell advertising on approximately 2,300 district-owned transit vehicles. The Company also leases building walls in urban areas for wallscape displays, and the Company owns approximately 700 transit benches on which it sells advertising.

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

         The out-of-home media industry has enjoyed increased consumer exposure at a time when the audiences of broadcast media have been fragmenting as the number of radio and television networks and other narrowly targeted formats has increased. Out-of-home media has experienced significant changes in recent years. First, out-of-home advertising has expanded to include many media, such as those listed above. Second, the industry has benefited significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. Lastly, the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs has increased the exposure for out-of-home advertising.

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

         Transit Advertising. The Company has agreements with 12 transit districts in Oregon (4), California (6), Texas (1) and Washington (1). Of these 12 agreements, five were entered into during fiscal 1997. Pursuant to its agreements with transit districts, the Company is the exclusive seller of advertising on the transit vehicles operated by those transit districts. The Company is in the final stages of completing negotiations to provide advertising services for the Austin, Texas transit district.

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

         Approximately 29% and 37% of the Company's gross revenues for fiscal 1997 and 1996, respectively, were derived from customers purchasing transit advertising on vehicles owned by Tri-County Metropolitan Transportation District of Oregon ("Tri-Met") in Portland, Oregon. The Company's agreement with Tri-Met has a scheduled expiration date in 2001. Tri-Met has the right to unilaterally renew the agreement for an additional three-year period, or may terminate the agreement earlier if it determines that termination is in the public interest. The Company expects its agreement with Tri-Met to continue to account for a substantial portion of the Company's revenues for the foreseeable future.

         On July 1, 1997, the Company began serving the Dallas Area Rapid Transit system (DART) in Dallas, Texas. The contract has a term of four years and nine months, with a scheduled expiration at the end of March 2002. Dallas is the eighth largest advertising market in the United States. Gross revenue from sales of advertising in Dallas in fiscal 1997 exceeded $2 million. The Company expects its agreement with DART to continue to account for a substantial portion of the Company's revenues for the foreseeable future.

         Outdoor  Advertising  Structures.  The  Company has  approximately  660 advertising faces on outdoor advertising structures in Washington, Oregon, California and Idaho. The Company leases the property underlying its outdoor advertising structures, generally pursuant to 10-year leases that give the Company the right to renew for two additional five-year periods. More than two-thirds of the Company's structures are illuminated.

         Wallscapes and Other Advertising Displays. In addition to transit and outdoor displays, the Company also leases building walls in urban areas for wallscape displays. The Company currently leases 8 building walls in Seattle/Tacoma, and owns a 50% interest in a corporation that leases 17 building walls in Portland. The Company also owns approximately 700 transit benches in the Portland area on which the Company sells advertising.

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

Design, Production and Installation

         The Company has a fully staffed and equipped design and production department located in Eugene, Oregon. These services are used primarily by direct sales customers that are not represented by advertising agencies. The design department works with these advertisers and the sales representatives to create advertising copy, design and layout. The staff of the design department uses technologically advanced computer hardware and software to create original design copy and, increasingly, to exchange work product with customers or their advertising agencies via modem or the Internet. Advertisers that are represented by advertising agencies generally arrange for the production of their ads, leaving the Company to provide only installation services. The Company is increasingly acting as a broker with respect to this production.

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

Customers

         The Company maintains a broad base of regional and national advertising customers, most of which are represented by advertising agencies. Customers represented by advertising agencies account for approximately 60% of the Company's gross revenues. Advertising agencies working with the Company typically retain 15% of the gross advertising revenues from their accounts, consistent with standard industry practice. Advertising agencies generally are responsible for the artistic design and written content of their customers' advertising and will plan and implement the overall advertising campaign for their customers, including the selection of advertising media. The Company's sales personnel are trained to work closely with the advertising agencies in the Company's markets to service these customers. During November 1997 the Company opened a national sales office in Los Angeles, California, and hired a national sales manager. The national sales team is responsible for calling on customers located in cities where the Company does not have sales offices, such as New York, Chicago, St. Louis and Atlanta.

         Another key component of the Company's sales and marketing strategy is to aggressively market its services to local advertisers. Accordingly, the Company focuses its direct sales efforts primarily on local companies. Local advertisers tend to have smaller advertising budgets and rely on the Company's design and production department for their advertising copy. Local advertisers also require the Company to expend more effort on educating customers regarding the benefits of transit and outdoor advertising and helping potential customers develop their advertising strategy. Although the Company's direct sales are more labor-intensive than its sales through advertising agencies, the Company believes its direct sales focus is largely responsible for its high occupancy and renewal rates.

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

         Construction of outdoor advertising structures has virtually been eliminated except in commercial and industrial areas. Many jurisdictions also have restricted the relocation, location, height and size of outdoor advertising structures. Some jurisdictions also restrict the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from non-illuminated to illuminated structures, and/or restrict the reconstruction of structures that are substantially destroyed as a result of storms or other causes. Most of these laws require the payment of just compensation whenever legally erected and maintained structures are required to be removed.

         Because most of the Company's outdoor advertising structures have been designed and installed within the last nine years, management believes its structures conform to current laws and regulations. When leasing property for the installation of new outdoor advertising structures, the Company carefully reviews applicable laws, including building, sign and zoning ordinances. While these laws and ordinances may restrict the location and size of the structures, the Company has been successful in strategically locating its structures beside major highways and arterials.

         To date, the Company's experience is that the regulatory environment can be effectively managed and that the regulations in its markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated, and no assurance can be given that existing or future laws or regulations will not have a material adverse effect on the Company.

Employees

         At November 30, 1997, the Company had 96 full-time and 5 part-time employees. None of the Company's employees is covered by collective bargaining agreements, except for four installers in Portland, Oregon. The Company believes it maintains good employee relations.

ITEM 2. DESCRIPTION OF PROPERTIES

         Until April 1997, the Company was located in three separate facilities in Eugene, Oregon, all of which were rented from affiliated companies. After April 1997, the Company consolidated its operations in Eugene in a headquarters building at one of these locations. The 20,000 square foot facility includes space for the Company's centralized design and production departments, as well as its accounting, credit, marketing and management personnel. The headquarters building is leased from Obie Industries at market rates. The Company's rent or lease payments on these properties were $123,000 and $79,000 during fiscal 1997 and 1996, respectively.

         The Company leases local operating offices for sales, service and installation in Spokane, Yakima, and Bremerton, Washington; Portland and Salem, Oregon; Dallas, Texas; and Sacramento, Monterey and Lodi, California, and a national sales office in Los Angeles, California. The Company also leases approximately 385 parcels of property beneath outdoor advertising structures. Total lease expenses for these leases in fiscal 1997 and 1996 were approximately $755,000 and $608,000, respectively. The Company's site leases are generally for a term of 10 years, with two five-year renewal options at the Company's discretion.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

         The Common Stock began trading on the Nasdaq SmallCap Market on November 21, 1996 under the symbol "OBIE." The following table sets forth for the period indicated the high and low bid prices of the Common Stock as reported by The Nasdaq Stock Market, Inc.

                                            Year ended November 30
                                                High      Low
                                              -------   ------
     Fourth Quarter 1996(from 11/21/96)        7 1/4     6 3/8
     First Quarter 1997                        7 1/2     6
     Second Quarter 1997                       7         5 3/8
     Third Quarter 1997                        7         5 7/8
     Fourth Quarter 1997                       9 1/2     5 7/8

         As of February 12, 1998, there were approximately 61 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in "street name." The Company has not paid cash dividends on its Common Stock since the IPO and does not anticipate doing so in the foreseeable future. The Company plans to retain any future earnings to finance operations.

In October 1997, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1997. Cash was paid in lieu of fractional shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company has grown significantly through the acquisition of additional agreements with transit districts, particularly the agreement with Tri-Met, which began on January 1, 1994, and DART, which began on July 1, 1997, as well as the addition of outdoor advertising displays in and around existing markets and the improvement of occupancy and advertising rates.

         The Company is seeking agreements with additional transit districts to expand its operations. The Company believes it is also important to its overall sales effort to build or acquire additional displays in existing markets and develop or acquire new products, with respect to both transit and outdoor advertising, in order to increase revenues.

         Net revenues represent gross revenues derived from outdoor and transit advertising displays less commissions retained by advertising agencies that contract for the use of advertising displays on behalf of advertisers. Agency commissions on revenues that are contracted through agencies are typically 15% of gross revenues. The Company considers agency commissions as a reduction in gross revenues and measures its operating performance based on a percentage of net revenues rather than gross revenues. Approximately 60% of the Company's gross revenues are attributable to advertising sold through advertising agencies.

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

         General and administrative expenses include costs related to the individual market territories, as well as corporate expenses. Expenses related to the individual market territories include the personnel and facility required to administer that market. Corporate general and administrative expenses represent staff and facility costs for the executive offices and other centralized functions such as accounting and marketing.

Results of Operations-Comparison of Years Ended November 30, 1997 and 1996

         The  following  table  sets  forth  certain   statement  of  operations
information for the Company for the periods indicated as a percentage of net revenues:

                                            Year Ended November 30,
                                               1997       1996
                                             --------   --------

Net revenues................................. 100.0%     100.0%
                                              ------     ------
Operating expenses:
   Direct advertising expenses...............  60.2       58.7
   General and administrative expenses.......  16.9       16.7
   Start up costs............................   1.8        -
   Depreciation and amortization.............   5.0        5.1
                                              ------     ------
     Total operating expenses................  83.8       80.5

   Operating income..........................  16.2       19.5
   Interest expense..........................  (4.4)     (14.7)
   Other income..............................    .3        1.8
                                              ------     ------
   Income before income taxes................  12.1        6.6
   Provision for income taxes................  (4.6)       (.3)
                                              ------     ------
   Income before extra ordinary item.........   7.5        6.3
   Extraordinary item........................   -         (5.4)
                                              ------     ------
   Net income                                   7.5%        .9%
                                              ------     ------


         Gross revenue increased 34.2% to $14,624,955 in fiscal 1997 from $10,070,258 in fiscal 1996. Outdoor revenues increased 13.2% in line with expectations, from $4,747,634 in fiscal 1996 to $5,373,609 in fiscal 1997. Transit revenue grew 50.4% from $6,150,256 in fiscal 1996 to $9,251,346 in the current fiscal year. The new transit agreements with DART(Dallas) and RT(Sacramento) provided $2,387,662 of that growth. Agency discounts increased 59.7% from $827,632 to $1,322,129 in fiscal 1997, primarily due to the addition of the Dallas market. Net revenues increased 32.1% from $10,070,258 in fiscal 1996 to $13,302,826 in fiscal 1997.

         Direct advertising expenses increased 35.5% from $5,907,038 in fiscal 1996 to $8,004,869 in fiscal 1997, primarily due to increased revenues. Direct advertising expense as a percentage of net revenues rose to 60.2% for fiscal 1997 from 58.7% in fiscal 1996, primarily due to the faster growth of transit advertising, which has higher occupancy costs as a percentage of net sales than outdoor advertising.

         General and administrative costs as a percentage of net sales rose slightly from 16.7% in fiscal 1996 to 16.9% in fiscal 1997. General and administrative costs increased 33.0% to $2,241,849 in fiscal 1997 from $1,685,135 in fiscal 1996. Fiscal 1997 was the first full year with the additional expense of being a public company. This increase was also attributable to the expenses incurred in consolidating its Eugene operations from three locations to one in fiscal 1997. General and administrative costs are expected to decrease as a percentage of sales as the Company grows.

         During fiscal 1997, the Company incurred costs of $236,743 associated with attempting to obtain new transit agreements and pre-opening costs in locations where the Company has established transit district agreements. Most of the fiscal 1997 costs resulted from participating in the appeal process related to the DART proposal. The Company will incur start-up costs in the future. The amount will vary, both in total cost and as a percentage of sales, depending on the complexity and number of proposals for new districts and the success of the Company in obtaining contracts for new districts.

         Depreciation and amortization expense increased 29.3%, from $513,775 for fiscal 1996 to $664,207 in fiscal 1997, primarily due to capital spending on outdoor advertising structures and increased capital spending for office furniture, fixtures and computer equipment associated with new offices in Dallas and Sacramento and the consolidation of the three Eugene locations into the new headquarters building.

         Interest expense decreased 60.5%, to $584,258 for fiscal 1997 from $1,480,237 in fiscal 1996, primarily due to the refinancing of the Company's term debt in October 1996 which reduced the interest rate on the term debt, and the reduction of debt pursuant to the Company's IPO in November 1996.

         Income before income taxes increased 140.8% to $1,614,375 in fiscal 1997 from $670,300 in fiscal 1996, primarily for the reasons outlined above.

         Income tax expense increased to $614,311 for fiscal 1997 from $31,000 in fiscal 1996. The income tax expense for fiscal 1996 was reduced by the benefit from net operating loss carryforwards from prior years.

         During 1996, the Company incurred an extraordinary expense as a result of prepayment penalties related to the early payment of debt and for previously capitalized loan costs that were written off. The extraordinary expense totaled $543,355, net of the related income tax benefit of $342,000.

         Net income for fiscal 1997 rose to $1,000,064 from $95,945 in fiscal 1996 primarily due to the reasons explained above.

Liquidity and Capital Resources

         The Company's working capital was $646,500 and $379,848 at November 30, 1997 and 1996, respectively. The increase in working capital resulted primarily from an increase in accounts receivable partially offset by borrowings on the line of credit. Traditionally, the Company satisfies its working capital requirements with cash from operations and revolving credit borrowings.

         Net cash provided by operating activities decreased to $817,120 in fiscal 1997 from $1,295,896 in fiscal 1996. This decrease was primarily due to the increase in accounts receivable. The increase in accounts receivable resulted primarily from increased business, particularly with advertising agencies.

         The net cash used in investing activities increased from $1,127,431 in fiscal 1996, to $1,439,617 in fiscal 1997, primarily due to increased capital expenditures relating to the new Eugene headquarters facility and opening new offices in Dallas and Sacramento. Fiscal 1996 capital expenditures were partially offset by proceeds from the disposition of a billboard under threat of condemnation. The Company intends to continue to develop new outdoor advertising structures. The Company intends to finance future capital expenditures with a combination of earnings and borrowed funds.

         The Company's net cash provided by financing activities was $147,557 in fiscal 1997 and $251,907 in fiscal 1996. The cash provided by financing activities in fiscal 1996 was primarily from the IPO (net of debt repayments). The net cash provided by financing activities in fiscal 1997 resulted primarily from increased float on the Company's payments.

         At November 30, 1997, the Company had an operating line of credit with a commercial bank, which bears interest at the bank's prime rate. The line is secured by qualified accounts receivable and limited to a maximum of $2,000,000. Of that amount,$742,864 had been borrowed at November 30, 1997. This line of credit is to be reviewed on April 30, 1998.

         At November 30, 1997, the Company also had long-term debt of $6.34 million with its commercial bank, with interest based partially on the bank's prime rate plus .5% (9.0%) and partially on IBOR plus 2% (7.9375%). (See Note 6 to the consolidated financial statements.)

         The company anticipates capital expenditures of approximately $2,200,000 of which approximately $1,050,000 will be used to develop outdoor advertising structures and $698,000 will be used to pay for the outdoor advertising structures of a related partnership(MO Partners) that the Company acquired in December 1997, pursuant to an option granted to the Company in 1996. The Company intends to finance these expenditures with earnings and the proceeds of borrowings under a billboard construction line currently being negotiated with the bank.

         The Company believes that cash generated from operations and bank borrowings under its credit agreements will be sufficient to finance the Company's operations, including anticipated capital expenditures, through fiscal 1998.

         The Company is in the process of assessing the subject of year 2000 related issues on its business. The Company believes that costs to upgrade its information and operating systems will not be material.

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


ITEM 7. FINANCIAL STATEMENTS

         The financial statements and supplementary data required by this Item are included on pages F-1 to F-15 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         In September 1997, the Company filed Form 8-K announcing a change in auditors from Coopers & Lybrand LLP to Arthur Andersen LLP.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

         Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a)of the Securities Exchange Act" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.


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

  10.11 Dallas Area Rapid Transit contract C-97000039 between DART and the Company, dated July 1, 1997, and related documents

  10.12 Amendment, dated June 20, 1997, to Loan Agreement dated October 31, 1996, among the Company, United States National Bank of Oregon, Obie Industries Incorporated and Brian Obie.

  10.13 Agreement between MO Partners and the Company, dated effective December 31, 1997

  10.14 Amendment dated July 15, 1997 to lease agreement between Obie Media Corporation and Obie Industries dated November 12, 1996.

  20.1 Portions of Definitive Proxy Statement for 1998 Annual Shareholder Meeting(3)

  21.1   List of Subsidiaries(1)

  27.1   Financial Data Schedule
--------------------

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


         Upon written request to James W. Callahan, Chief Financial Officer of Obie Media Corporation, 4211 West 11th Avenue, Eugene, OR 97402, shareholders will be furnished a copy of any exhibit, upon payment of $ .25 per page, which represents the Company's reasonable expense in furnishing the exhibit requested.

(b) Reports on Form 8-K.
    --------------------
In September 1997, the Company filed Form 8-K announcing a change in auditors from Coopers & Lybrand LLP to Arthur Andersen LLP.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OBIE MEDIA CORPORATION



Dated:  February 27, 1998                           By/s/ Brian B. Obie
                                                       -----------------
                                                       Brian B. Obie
                                                       President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:



Dated:  February 27, 1998                 By/s/ Brian B. Obie
                                             -----------------
                                           Brian B. Obie, President,
                                           Chief Executive Officer and Director

                                     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:



Dated:  February 27, 1998                 By/s/ James W. Callahan
                                             ---------------------
                                           James W. Callahan,
                                           Chief Financial Officer and Treasurer

         DIRECTORS:



Dated:  February 24, 1998                          By/s/ Delores M. Mord
                                                    -------------------
                                                    Delores M. Mord, Director



Dated:                                             By
                                                    -------------------
                                                    Randall C. Pape, Director



Dated:  February 27, 1998                          By/s/ Stephen A. Wendell
                                                    ----------------------
                                                    Stephen A. Wendell, Director



Dated:  February 24, 1998                          By/s/ Richard C. Williams
                                                    -----------------------
                                                    Richard C. Williams,Director

                                  EXHIBIT INDEX

Exhibit*

  10.11 Dallas Area Rapid Transit contract C-7000039 between DART and the Company, dated July 1, 1997, and related documents

  10.12 Amendment, dated June 20, 1997, to Loan Agreement dated October 31, 1996, among the Company, United States National Bank of Oregon, Obie Industries Incorporated and Brian Obie.

  10.13 Agreement between MO Partners and the Company, dated effective December 31, 1997

  10.14 Amendment dated July 15, 1997 to lease agreement between Obie Media Corporation and Obie Industries dated November 12, 1996.

  27.1   Financial Data Schedule

-----------

* See Item 13(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.

                             OBIE MEDIA CORPORATION

                              FINANCIAL STATEMENTS
                        AS OF NOVEMBER 30, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                     [Coopers & Lybrand L.L.P. Letterhead]





Report of Independent Accountants




Board of Directors
Obie Media Corporation:


We have audited the accompanying consolidated balance sheet of Obie Media Corporation as of November 30, 1996, and the related consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obie Media
Corporation as of November 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.
/S/Coopers & Lybrand L.L.P.



Eugene, Oregon
January 22, 1997, except for Note 6, as
   to which the date is February 12, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Obie Media Corporation:

We have audited the accompanying consolidated balance sheet of Obie Media Corporation (an Oregon corporation) and subsidiary as of November 30, 1997, and the related consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Obie Media Corporation and subsidiary as of November 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
/s/Arthur Andersen LLP



Portland, Oregon,
  January 30, 1998


                                      F-2a

                             OBIE MEDIA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1997 AND 1996


                                     ASSETS

                                                                 1997                1996
                                                             -----------         -----------
CURRENT ASSETS:
  Cash                                                       $         -         $   474,940
  Accounts receivable, net of allowance for doubtful
    accounts of $146,692 and $90,000, respectively             2,878,360           1,550,193
  Prepaid expenses and other current assets                      790,234             812,450
  Deferred tax assets                                          1,105,240             709,000
                                                             -----------         -----------
          Total current assets                                 4,773,834           3,546,583

PROPERTY AND EQUIPMENT, net                                    9,264,855           8,458,014

OTHER ASSETS                                                     245,733             147,987

DEFERRED TAX ASSETS                                                    -             380,000
                                                             -----------         -----------
                                                             $14,284,422         $12,532,584
                                                             ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Checks outstanding in excess of cash deposits              $   173,611         $         -
  Current portion of long-term debt                              859,323             743,973
  Line of credit                                                 742,864                   -
  Accounts payable                                               403,449             757,020
  Accrued expenses                                             1,166,883           1,070,440
  Deferred revenue                                               781,204             595,302
                                                             -----------         -----------
          Total current liabilities                            4,127,334           3,166,735
                                                             -----------         -----------

DEFERRED TAX LIABILITIES                                         630,551                   -

LONG-TERM DEBT, less current portion                           5,695,219           6,554,587
                                                             -----------         -----------
          Total liabilities                                   10,453,104           9,721,322

MINORITY INTEREST IN SUBSIDIARY                                   35,424              27,407

COMMITMENTS (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issues and outstanding                       -                   -
  Common stock, without par value; 20,000,000 shares
    authorized, 3,855,486 and 3,850,000 shares issued and
    outstanding, respectively                                  6,173,967           6,161,992
  Accumulated deficit                                         (2,378,073)         (3,378,137)
                                                             -----------         -----------
          Total shareholders' equity                           3,795,894           2,783,855
                                                             -----------         -----------
          Total liabilities and shareholders' equity         $14,284,422         $12,532,584
                                                             ===========         ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                             OBIE MEDIA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996



                                                              1997               1996
                                                             -----------         -----------

REVENUES:
  Outdoor advertising                                        $ 5,373,609         $ 4,747,634
  Transit advertising                                          9,251,346           6,150,256
  Less- Agency commissions                                    (1,322,129)           (827,632)
                                                             -----------         -----------
          Net revenues                                        13,302,826          10,070,258

OPERATING EXPENSES:
  Direct advertising expenses                                  8,004,869           5,907,038
  General and administrative                                   2,241,849           1,685,135
  Start up costs                                                 236,743                   -
  Depreciation and amortization                                  664,207             513,775
                                                             -----------         -----------
          Operating income                                     2,155,158           1,964,310

OTHER (INCOME) EXPENSE:
  Interest expense                                               584,258           1,480,237
  Minority interest in subsidiary                                  8,017               2,138
  Other                                                          (51,492)           (188,365)
                                                             -----------         -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              1,614,375             670,300

PROVISION FOR INCOME TAXES                                       614,311              31,000
                                                             -----------         -----------
INCOME BEFORE EXTRAORDINARY ITEM                               1,000,064             639,300

EXTRAORDINARY ITEM, early debt payoff penalty and write-
  off of loan fees, net of income tax benefit                          -            (543,355)
                                                             -----------         -----------
NET INCOME                                                   $ 1,000,064         $    95,945
                                                             ===========         ===========

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM               $       .26         $       .23

EXTRAORDINARY ITEM, net of tax                                      -                  (.20)
                                                             -----------         -----------
NET INCOME PER SHARE                                         $       .26         $       .03
                                                             ===========         ===========

SHARES USED IN PER SHARE CALCULATIONS                          3,900,230           2,778,946
                                                             ===========         ===========

The  accompanying  notes are an integral  part of these consolidated statements.

                             OBIE MEDIA CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996



                                                      Receivable
                                                         From
                                                      Affiliates,       Accumulated
                          Shares          Amount          Net             Deficit            Total
                         ---------     ----------     -----------       -----------       -----------
BALANCE,
  November 30, 1995      2,750,000     $  250,000     $(1,179,922)      $(1,721,602)      $(2,651,524)

  Issuance of
    common stock         1,100,000      5,911,992               -                 -         5,911,992

  Net income                     -              -               -            95,945            95,945

  Net withdrawals                -              -        (572,558)                -          (572,558)

  Distributions                  -              -       1,752,480        (1,752,480)                -
                         ---------     ----------     -----------       -----------       -----------
BALANCE,
  November 30, 1996      3,850,000      6,161,992               -        (3,378,137)        2,783,855

  Additional
    initial public
    offering
    expenses                     -        (24,788)              -                 -           (24,788)

  Issuance of
    common stock             5,500         36,875               -                 -            36,875

  Purchase of
    Fractional
    shares of
    common stock               (14)          (112)              -                 -              (112)

  Net income                     -              -               -         1,000,064         1,000,064
                         ---------     ----------     -----------       -----------       -----------
BALANCE,
  November 30, 1997      3,855,486     $6,173,967     $         -       $(2,378,073)      $ 3,795,894
                         =========     ==========     ===========       ===========       ===========

The  accompanying notes are an  integral  part of these consolidated statements.

                             OBIE MEDIA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996


                                                               1997                1996
                                                           -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 1,000,064         $     95,945
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                            664,207              513,775
      Extraordinary item                                             -              885,355
      Gain on disposition of property and equipment                  -             (183,175)
      Deferred income taxes                                    614,311             (311,000)
      Minority interest in subsidiary                            8,017                2,138
      Change in assets and liabilities:
        (Increase) decrease in-
          Accounts receivable                               (1,328,167)            (208,940)
          Prepaid expenses and other assets                   (106,961)            (321,451)
        Increase (decrease) in-
          Accounts payable                                    (316,696)             262,529
          Accrued expenses                                      96,443              524,416
          Deferred revenue                                     185,902               36,304
                                                           -----------         ------------
          Net cash provided by operating activities            817,120            1,295,896

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (1,439,617)          (1,363,131)
  Proceeds from disposition of property and equipment                -              235,700
                                                           -----------         ------------
          Net cash used in investing activities             (1,439,617)          (1,127,431)
                                                           -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             -            7,000,000
  Cost to issue common stock                                   (24,788)          (1,088,008)
  Purchase of fractional shares of common stock                   (112)                   -
  Net borrowings (payments) on lines of credit                 742,864              (88,429)
  Checks outstanding in excess of cash deposits                173,611             (378,043)
  Proceeds from long-term debt                                       -           12,000,000
  Payments on long-term debt                                  (744,018)         (15,917,001)
  Net advances to affiliates                                         -             (572,558)
  Early debt payoff penalty                                          -             (704,054)
                                                           -----------         ------------
          Net cash provided by financing activities            147,557              251,907
                                                           -----------         ------------
NET INCREASE (DECREASE) IN CASH                               (474,940)             420,372

CASH, beginning of year                                        474,940               54,568
                                                           -----------         ------------
CASH, end of year                                          $         -         $    474,940
                                                           ===========         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest capitalized                                     $    10,637         $     45,439
  Accrued loan fees capitalized                                      -               90,938
  Acquisition of vehicle with capital lease obligation               -               28,901
  Distribution of receivable to affiliates                           -            1,752,480
  Issuance of stock to employee benefit plan                    36,875                   -

CASH PAID FOR INTEREST                                     $   571,445         $  1,470,967

The  accompanying notes are an  integral  part of these consolidated statements.

                             OBIE MEDIA CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 1997 AND 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company

Obie Media Corporation (the Company), formerly Obie Outdoor Advertising, Inc. is a full service out-of-home advertising company with agreements with transit districts in Oregon, Washington, California and Texas, and outdoor advertising structures in Washington, Oregon, California and Idaho.

On November 21, 1996, the company completed an initial public offering (the Offering) of 1,100,000 shares of its common stock, raising $5,887,204, net of expenses of $1,112,796. The net proceeds were used to reduce previously outstanding debt (see Note 6).

Spin-Off

Prior to November 20, 1996, the Company was a subsidiary of Obie Industries Incorporated. To facilitate the Offering, the Company was spun-off as a separate entity.

Prior to the spin-off, the Company engaged in various transactions with affiliates under common control. These transactions primarily included advances of working capital needs for a discontinued business and capital expenditures. Such transactions resulted in a net receivable consisting of amounts receivable from and payable to affiliated companies. As part of the spin-off, the net receivable from affiliates totaling $1,752,480 was distributed by the declaration of a dividend and, accordingly, increased the Company's accumulated deficit.

Basis of Presentation

The consolidated financial statements include the Company and its 50% owned subsidiary. All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

Use of Estimates

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

Revenue Recognition

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

Concentration of Credit Risk

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

At November 30, 1997, the Company had agreements with twelve transit districts. Customers advertising on transit vehicles owned by two and one of these districts represented 42% and 37% of the Company's total revenues for the years ended November 30, 1997 and 1996, respectively. Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 1997 and 1996, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximates. Changes in the methodologies and assumptions could significantly affect the estimates.

Cash

Cash consists of demand deposits with two federally insured banks. At times, balances may exceed amounts insured.

Property and Equipment

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

Other Assets

Other assets include loan costs, which are stated at cost and amortized over the life of the loan.

Income Taxes

The Company uses the liability method to record deferred tax assets and liabilities that are based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences result from the use of different accounting methods for financial statement and tax reporting purposes.

Earnings Per Share

Earnings per common share is computed on the weighted average number of common shares outstanding during the period after consideration of the dilutive effect of stock options. Such amounts have been retroactively adjusted to reflect the 10-for-1 stock split which occurred in 1996 and the 11-for-10 stock split which occurred in 1997 (see Note 8). Fully diluted earnings per share is not significantly different from primary earnings per share for the periods presented.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. SFAS No. 128 will be effective for the Company for the year ending November 30, 1998. The earnings per share under the new standard do not differ from those calculated under the existing standard.

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

                                                November 30,
                                          -----------------------
                                            1997           1996
                                          --------       --------

Prepaid leases                            $322,811       $291,149
Transit advertising production costs       294,991        394,290
Other                                      172,432        127,011
                                          --------       --------
                                          $790,234       $812,450
                                          ========       ========

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                               November 30,
                                     ------------------------------
                                         1997               1996    Asset Lives
                                     -----------        ----------- -----------

Outdoor advertising structures       $10,577,588        $ 9,860,227    20 years
Other equipment and leaseholds         2,139,119          1,431,589  5-20 years
                                     -----------        -----------
                                      12,716,707         11,291,816
Less- Accumulated depreciation         3,451,852          2,833,802
                                     -----------        -----------
                                     $ 9,264,855        $ 8,458,014
                                     ===========        ===========

4.  OTHER ASSETS:

Other assets consist of the following:

                                               November 30,
                                          -----------------------
                                            1997           1996
                                          --------       --------

Loan costs                                $133,220       $ 90,938
Other                                      112,513         57,049
                                          --------       --------
                                          $245,733       $147,987
                                          ========       ========

5.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                   November 30,
                                           ----------------------------
                                              1997              1996
                                           ----------        ----------

Transit district fees                      $  753,571        $  552,538
Payroll and related items                     307,365           425,044
Other                                         105,947            92,858
                                           ----------        ----------
                                           $1,166,883        $1,070,440
                                           ==========        ==========

6.  FINANCING ARRANGEMENTS:

Long-term debt consists of the following:

                                                                         November 30,
                                                                 ----------------------------
                                                                    1997              1996
                                                                 ----------        ----------
Term loan with United States National Bank (USNB), as
  described below                                                $6,340,000        $7,000,000
Note payable in annual payments of $12,000 plus interest at
  10%, with collateral of outdoor advertising structures,
  due October 1999                                                   24,000            36,000
Note payable in monthly payments of $5,900 including
  interest at 10%, guaranteed by Brian B. Obie, due April
  2000                                                              149,786           202,698
Notes payable in monthly payments of $2,219 including
  interest ranging from 9% to 9.98%, with collateral of
  several vehicles, maturing through November 2002                   40,756            59,862
                                                                 ----------        ----------
                                                                  6,554,542         7,298,560
Less- Current portion                                               859,323           743,973
                                                                 ----------        ----------
                                                                 $5,695,219        $6,554,587
                                                                 ==========        ==========

The aggregate principal payments due on the above debt subsequent to November 30, 1997 are:

1998                                 $  859,323
1999                                  1,161,199
2000                                  1,131,732
2001                                  1,105,464
2002                                  1,105,173
Thereafter                            1,191,651
                                     ----------
                                     $6,554,542
                                     ==========

In October 1996, the Company received a $12,000,000 bridge loan from USNB, which was used to refinance substantially all of the Company's then existing debt. In connection with the refinancing of the long-term debt, the Company incurred an extraordinary expense of $885,355 for prepayment penalties related to the early extinguishment of debt and for previously capitalized loan costs that were written off.

Upon the completion of the Offering, the outstanding balance on this loan was reduced to $7,000,000. Effective February 12, 1997, the outstanding loan balance was converted to a seven-year term loan, payable in monthly installments, due April 30, 2004, with interest to be based, at the Company's option, partially at the Inter-Bank Offering Rate (IBOR) plus 2% (7.9375% at November 30, 1997) and the remainder at USNB's prime rate plus .5% (9.0% at November 30, 1997). The loan is collateralized by substantially all of the Company's assets. The weighted average interest rate on this loan was approximately 8% at November 30, 1997.

The Company also has a $2,000,000 operating line of credit with USNB. The interest rate is at USNB's prime rate (8.5% at November 30, 1997) and it is collateralized by receivables. The operating line will be reviewed on April 30, 1998. The outstanding balance on this line of credit at November 30, 1997 and 1996 was $742,864 and $0, respectively.

The Company was in compliance with all loan covenants at November 30, 1997.

7.  INCOME TAXES:

The provision for income taxes was a deferred provision of $614,311 and $31,000 for the years ended November 30, 1997 and 1996, respectively. A deferred income tax benefit of $342,000 was recorded related to the extraordinary item for the year ended November 30, 1996.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                       Years Ended
                                                       November 30,
                                               ---------------------------
                                                  1997              1996
                                               ----------        ---------

Current deferred tax assets:
  Deferred revenue                             $  457,595        $ 417,000
  Prepaid commissions                             291,029          225,000
  Allowance for doubtful accounts                  56,652           35,000
  Net operating loss carryforwards                442,565          176,000
  Accrued expenses and other                        6,001           37,000
                                               ----------         --------
          Total current deferred tax assets     1,253,842          890,000

Current deferred tax liabilities:
  Prepaid fees                                   (148,602)        (181,000)
                                               ----------        ---------
          Net current deferred tax assets      $1,105,240        $ 709,000
                                               ==========        =========

Noncurrent deferred tax assets:
  Property and equipment                          $     -        $ 145,000
  Net operating loss carryforwards                      -          235,000
                                               ----------        ---------
                                                  $     -        $ 380,000
                                               ==========        =========
Noncurrent deferred tax liabilities:
  Property and equipment                       $  630,551          $     -
                                               ==========        =========

Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable income. The company has net operating loss carryforwards totaling approximately $1,146,000. These carryforwards expire as follows: 2003 - $25,000; 2004 - $421,000; 2005 -
$130,000; 2006 - $6,000; 2007 - $27,000; 2008 - $15,000; and 2011 - $522,000.

Income tax expense (benefit) for the years ended November 30, 1997 and 1996 differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income, considering the effect of the extraordinary item as follows:

                                                                        Years Ended
                                                                        November 30,
                                                                  -------------------------
                                                                    1997            1996
                                                                  --------        ---------
Computed "expected" tax expense (benefit)                         $548,888        $ (73,119)
Increase (reduction) in income taxes resulting from:
  Increase in net operating losses available to the Company              -         (220,986)
  State and local taxes, net of federal income tax benefit          65,423          (13,638)
  Other differences, net                                                 -           (3,257)
                                                                  --------        ---------
          Actual income tax expense (benefit)                     $614,311        $(311,000)
                                                                  ========        =========

8. SHAREHOLDERS' EQUITY:

The Company's Restated Articles of Incorporation (the Articles) authorize the issuance of up to 20,000,000 shares of Common Stock and 10,000,000 shares of preferred stock issuable in series (Preferred Stock).

In connection with the Company's Offering, the Company's Articles of Incorporation were amended and restated on October 1, 1996 to authorize a 10-for-1 stock split. In October of 1997, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1997.

Preferred Stock

The Board of Directors is authorized, without further shareholder authorization, to issue Preferred Stock in one or more series and to fix the terms and provisions of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights and rights on liquidation, including preferences over Common Stock.

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters on which holders of Common Stock are entitled to vote. Holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of any funds lawfully available therefor, and, in the event of liquidation or distribution of assets, are entitled to participate ratably in the distribution of such assets remaining after payment of liabilities, in each case subject to any preferential rights granted to any series of Preferred Stock that may then be outstanding.

1996 Stock Incentive Plan

On October 2, 1996, the Company's Board of Directors and shareholder adopted the 1996 Stock Incentive Plan, which provides for the issuance of 330,000 shares of Common Stock pursuant to Incentive Stock Options (ISOs), Nonqualified Stock Options (NSOs), stock bonuses and stock sales to key managers, employees, directors and consultants of the Company. ISOs may be issued only to employees of the Company and will have a maximum term of ten years from the date of grant. The exercise price for ISOs may not be less than 100% of the fair market value of the Common Stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the Common Stock at the time of the grant, and the term of the option may not exceed five years. NQOs may be granted at not less than 85% of the fair market value of the Common Stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Compensation Committee, which will administer the 1996 Stock Incentive Plan. Stock options totaling 18,700 were granted during the year ended November 30, 1997. In connection with the Offering, stock options totaling 128,150 were granted at an exercise price of $6.05 per share. During 1997, 2,200 options issued in Novembr 1996 were canceled.

The following table summarizes information about stock options outstanding at November 30, 1997:

                                   Options Outstanding                          Options Exercisable
                  --------------------------------------------------      -------------------------------
                                          Weighted                           Number of
                      Number               Average          Weighted           Shares            Weighted
    Range of      Outstanding at          Remaining         Average        Exercisable at         Average
    Exercise       November 30,          Contractual        Exercise        November 30,         Exercise
     Prices            1997              Life - Years        Price              1997               Price
   ----------     --------------         ------------       --------       --------------        -------

   $     6.05         125,950                 14.0            $6.05          25,190               $6.05
         6.88          14,300                 14.2             6.88               -                -
         6.70           4,400                 14.6             6.70               -                -
   ----------         -------                 ----            -----          ------               -----
   $6.05-6.88         144,650                 14.0            $6.15          25,190               $6.05
   ==========         =======                 ====            =====          ======               =====

As of November 30, 1996, no options were exercisable.

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                                           Years Ended
                                                           November 30,
                                                      --------------------
                                                        1997         1996
                                                      -------      -------
Risk-free interest rate                                 6.25%         6.0%
Expected dividend yield                                    0%           0%
Expected lives                                        8 years      8 years
Expected volatility                                    55.84%       55.84%

Using the Black-Scholes methodology, the total value of options granted during 1997 and 1996 was $78,161 and $466,049, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during 1997 and 1996 was $4.60 and $4.07, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                         Years Ended November 30,
                            -------------------------------------------------
                                     1997                       1996
                            ----------------------      ---------------------
                                As                         As
                             Reported    Pro Forma      Reported    Pro Forma

Net income                  $1,000,064    $896,022       $95,945    $94,428
Net income per share             $0.26       $0.23         $0.03      $0.03

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

9.  COMMITMENTS:

Operating Leases

The Company leases outdoor advertising structures from an affiliated partnership. The lease agreement requires monthly payments of a minimum base rent plus additional rent equal to 5% of the gross revenues derived from advertising displayed on the structures. Future minimum base rent payments are $8,500 per month through December 1996, and increase to $9,000 per month for the following calendar year. The lease expires December 31, 1997. In December 1997, the Company exercised its option to purchase the property at a purchase price of $698,000. Total lease expense pursuant to this lease was $108,397 and $107,945 for the years ended November 30, 1997 and 1996, respectively.

The Company also rents office and production space from affiliates. Such rents totaled $123,180 and $78,897 for the years ended November 30, 1997 and 1996, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $755,486 and $607,566 for the years ended November 30, 1997 and 1996, respectively.

Future minimum lease payments for all operating leases above are as follows for the years ending November 30:

          1998                 $1,054,556
          1999                    966,394
          2000                    888,449
          2001                    802,170
          2002                    669,043
       Thereafter               1,757,133

Debt Guarantees

The Company has guaranteed the debt of an affiliated partnership totaling $414,729 at November 30, 1997.

10.  EMPLOYEE BENEFIT PLAN:

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During 1997 and 1996, the Company accrued $32,154 and $51,020, respectively, as a contribution to the plan. In 1997, the Company paid the 1996 accrued contribution through a contribution of 5,500 shares of its common stock to the plan and the balance in cash.