Form 10QSB
period 1998-02-28
OBIE MEDIA CORP
filed 1998-04-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                February 28, 1998
                              --------------------------------------------------
       [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

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

     As of April 3, 1998, 3,855,484 shares of the issuer's common stock were outstanding.

     This report contains 7 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION

                           Consolidated Balance Sheets


                                     ASSETS
                                                              February 28,              November 30,
                                                                  1998                      1997
                                                              ------------              ------------
Current assets:                                                (Unaudited)

 Cash                                                         $        -                $        -
 Accounts receivable, net                                        2,464,728                 2,878,360
 Prepaid expenses and other current assets                       1,081,435                   790,234
 Deferred tax assets                                             1,105,240                 1,105,240
                                                              ------------              ------------

         Total current assets                                    4,651,403                 4,773,834

Property and equipment, net                                      9,415,858                 9,264,855
Other assets                                                       247,276                   245,733
                                                              ------------              ------------

         Total assets                                         $ 14,314,537              $ 14,284,422
                                                              ============              ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

 Checks outstanding in excess of cash deposits                     207,570              $    173,611
 Current portion of long-term debt                                 905,260                   859,323
 Line of credit                                                    846,327                   742,864
 Accounts and note payable                                         863,973                   403,449
 Accrued expenses                                                1,193,234                 1,166,883
 Deferred revenue                                                  827,450                   781,204
                                                              ------------              ------------

         Total current liabilities                               4,843,814                 4,127,334

Deferred tax liabilities                                           732,168                   630,551

Long-term debt, less current portion                             5,376,858                 5,695,219
                                                              ------------              ------------

         Total liabilities                                      10,952,840                10,453,104
                                                              ------------              ------------
Minority interest in subsidiary                                     39,186                    35,424
                                                              ------------              ------------

Shareholders' equity:

Preferred stock, without par value, 10,000,000 shares
     authorized, no shares issued and outstanding                      -                        -

Common stock, without par value; 20,000,000 shares
     authorized, 3,855,484 shares issued and outstanding         6,173,967                 6,173,967

Accumulated deficit                                             (2,851,456)               (2,378,073)
                                                              ------------              ------------

         Total shareholders' equity                              3,322,511                 3,795,894
                                                              ------------              ------------

         Total liabilities and shareholders' equity           $ 14,314,537              $ 14,284,422
                                                              ============              ============

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income




                                                         Three Months Ended
                                                February 28,              February 28,

                                                    1998                      1997
                                               ---------------------------------------
                                                            (Unaudited)
Revenues:

   Outdoor advertising                         $  1,344,935              $  1,264,614
   Transit advertising                            2,824,912                 1,472,891
                                               -------------             -------------

         Gross  revenues                          4,169,847                  2,737,505

   Less- Agency commissions                        (350,485)                  (212,151)
                                               --------------            ---------------

         Net revenues                             3,819,362                  2,525,354

Operating expenses:

   Direct advertising expenses                    2,497,963                  1,557,148
   General and administrative                       688,366                    476,573
   Start-up costs                                    18,240                        -
   Depreciation and amortization                    177,439                    158,279
                                               --------------            ---------------

         Operating income                           437,354                    333,354

Interest expense                                    166,178                    153,867
Minority interest in subsidiary                       3,762                      7,513
                                               --------------            ---------------

         Income before income taxes                 267,414                    171,974

Provision for income taxes                          101,617                     65,783

         Net income                            $    165,797              $     106,191
                                               ==============            ===============


Shares used in per-share calculations             3,915,796                  3,863,645
Net earnings per share                         $      0 .04              $        0.03




See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                                           Three Months Ended
                                                                 February 28,              February 28,

                                                                     1998                      1997
                                                                 ---------------------------------------
                                                                               (Unaudited)
Cash flows from operating activities:

     Net income                                                  $      165,797         $      106,191

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                      177,439                158,279

     Changes in operating assets and liabilities                         61,388               (225,976)
                                                                 ----------------       ----------------

Net cash provided by operating activities                               404,624                 38,494
                                                                 ----------------       ----------------
Cash flows from investing activities:

   Capital expenditures                                                (269,622)              (393,090)
                                                                 ----------------       ----------------

         Net cash used in investing activities                         (269,622)              (393,090)
                                                                 ----------------       ----------------

Cash flows from financing activities:
   Payments on long-term debt                                          (272,424)              (133,815)
   Borrowings on line of credit net of repayments                       103,463                    -
   Other financing activities                                            33,959                 13,471
                                                                 ----------------       ----------------

         Net cash provided by (used in) financing activities           (135,002)              (120,344)
                                                                 ----------------       ----------------

Net increase (decrease) in cash                                             -                 (474,940)
Cash , beginning of year                                                    -                  474,940
                                                                 ----------------       ----------------

Cash, end of quarter                                             $          -           $           -
                                                                 ================       ================



Supplemental disclosures of cash flow information

   Interest capitalized                                          $        2,704         $         1,000
   Cash paid for interest                                                37,862                 128,722
   Cash paid for taxes                                                      -                       -
   Note payable issued to acquire outdoor advertising structures        698,000                     -




See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 1998, and the results of operations and cash flows of the Company for the three months ended February 28, 1998 and 1997. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1997 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


2.  Long Term Borrowings

The  Company's  Term  Loan  Agreement   contains  certain  covenants   including
maintenance of a cash flow coverage. The Company was in compliance with these covenants at February 28, 1998.


3.  Earnings Per Share

Earnings per common share is computed on the weighted average number of common shares outstanding during the periods after consideration of the dilutive effect of stock options. All share and per share information has been adjusted to give retroactive effect to an 11 for 10 stock split effective in November 1997.

                                                       February 28, 1998         February 28, 1997
Issued  and outstanding shares (weighted average)          3,855,484                 3,855,484
Dilutive effect of stock options                              60,312                     8,164
                                                           ---------                 ---------
                                                           3,915,796                 3,863,645
                                                           =========                 =========

4.    Newly Issued Financial Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. The Company adopted SFAS No. 128 in the period ended February 28, 1998. The earnings per share under the new standard do not differ from those calculated under the previous standard.

5.    Related Party Transaction

In December, 1997, the Company exercised its option to purchase several outdoor advertising structures from an affiliated partnership. The structures had previously been leased by the Company. The purchase price was $698,000. In accordance with generally accepted accounting principles, the Company recorded only the book value carried on the books of the affiliated partnership at the date of purchase. The difference between the net book value of these assets and the purchase price has been recorded as an addition to accumulated deficit.

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

New Transit Contracts

On April 6, 1998, the Company entered into a contract to provide advertising services to Capital Metropolitan Transportation Authority (Austin), in Austin, Texas. Austin operates approximately 300 vehicles. The contract is for two years with two additional one year options at the discretion of Austin. The Company agreed to pay Austin $1.4 million over the 4 year period or 53% of net space revenue, whichever is greater.

Results of operations
(all dollars in $000 except per share amounts)

Revenues increased 52% from $2,738 for the three-month period ended February 28, 1997, to $4,170 for the three-month period ended February 28, 1998 due primarily to the addition of new transit markets and additionally to higher rates and increased occupancy in existing markets. Gross transit revenues increased approximately 92% from $1,473 in the first quarter of 1997, to $2,825 in the comparable period in 1998, while gross outdoor advertising revenues increased 6% from $1,265 in 1997 to $1,345 in 1998. Agency discounts increased 65% from $212 to $350 in the first quarter of 1997 and 1998, respectively, reflecting a greater proportion of agency business, particularly in new markets.

Direct advertising expenses increased 60% to $2,498 for the first quarter of 1998, from $1,557 in the comparable period in 1997, primarily due to increased revenues. Direct advertising expenses rose as a percentage of net revenue primarily due to the faster growth of transit advertising which has higher occupancy costs as a percentage of net sales than outdoor advertising.

General and administrative (G&A) costs increased 44% to $688 in the first quarter of 1998 from $477 in the comparable period in 1997. Increased G&A costs are primarily due to increased payroll and other costs attributable to the Company's growth. G&A costs decreased as a percentage of revenues primarily because corporate costs did not need to be added proportionate to revenue for the new markets.

Interest expense increased 8% from $154 for the three months ended February 28, 1997, to $166 for the comparable period in 1998, primarily due to increased borrowings to support the growth of the Company.

For the reasons set out above, income before income taxes rose 55% from $172 in the first quarter of 1997, to $267 in the comparable period in 1998. Income taxes and net income also rose 55% for the reasons outlined above.

Liquidity and Capital Resources

The Company's working capital deficit was $193 at February 28, 1998. The decrease in working capital resulted primarily from the purchase of assets from a related party as explained above. In addition there were seasonal reductions in working capital items.

Net cash provided by operating activities was $405. The first quarter is a seasonally slow time of the year. During this time, most operating assets and liabilities decline from their year end balances.

The net cash used in investing activities, primarily investments in outdoor advertising leases and structures, was $270.

The Company's net cash used by financing activities was $135, primarily due to payments on long-term debt.

At February 28, 1998, the Company had outstanding borrowings of approximately $7,128 all but $846 of which were pursuant to long-term credit agreements. The Company also maintains a $2,000 operating line of credit. The line carries interest at the Prime rate of the lender. As of February 28, 1998, there were $846 in borrowings on this line of credit, and the Company's available borrowing capacity, based on collateralized accounts was $1,673.

The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to finance the Company's operations, including anticipated capital expenditures, through fiscal 1998.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (27)          Financial Data Schedule


(b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1998.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Obie Media Corporation


Date    April 14, 1998          By: /s/ James W. Callahan
     -----------------             ----------------------
                                   James W. Callahan
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer