Form 10QSB
period 1998-05-31
OBIE MEDIA CORP
filed 1998-07-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  May 31, 1998
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

    As of July 1, 1998, 3,862,498 shares of the issuer's common stock were outstanding.

    This report contains 9 pages. The only exhibit is the Financial Data
Schedule.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheet

                                     ASSETS
                                                    May 31,        November 30,
Current assets:                                      1998             1997
                                                ---------------  ---------------
                                                  (Unaudited)
  Cash                                          $          -     $          -
  Accounts receivable, net                           2,862,580        2,878,360
  Prepaid expenses and other current assets          1,040,829          790,234
  Deferred tax assets                                1,105,240        1,105,240
                                                ---------------  ---------------
                Total current assets                 5,008,649        4,773,834
Property and equipment, net                          9,514,428        9,264,855
Other assets                                           264,749          245,733
                                                ---------------  ---------------
                Total assets                    $   14,787,826   $   14,284,422
                                                ===============  ===============

                       LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:

  Checks outstanding in excess of cash deposit  $      228,423   $      173,611
  Current portion of long-term debt                    986,771          859,323
  Line of credit                                     1,332,412          742,864
  Accounts and note payable                            862,779          403,449
  Accrued expenses                                     778,451        1,166,883
  Deferred revenue                                     716,269          781,204
                                                ---------------  ---------------
                Total current liabilities            4,905,105        4,127,334

Deferred tax liability                                 965,095          630,551

Long-term debt, less current portion                 5,147,452        5,695,219
                                                ---------------  ---------------
                Total liabilities                   11,017,652       10,453,104

Minority interest in subsidiary                         67,625           35,424

Shareholders equity:

Preferred stock, without par value, 10,000,000 shares authorized, no shares issued and outstanding

Common stock, without par value, 20,000,000 shares   6,173,967        6,173,967
  authorized, 3,855,484 shares issued and outstanding

Accumulated deficit                                 (2,471,418)      (2,378,073)
                                                ---------------  ---------------
                Total shareholders' equity           3,702,549        3,795,894

                Total liabilities and
                         shareholders equity    $   14,787,826   $   14,284,422
                                                ===============  ===============

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income

                                        Three Months Ended           Six Months Ended
                                        May 31,      May 31,        May 31,       May 31,
                                         1998         1997           1998          1997
                                     ------------ ------------   ------------  ------------
Revenues:
  Outdoor Advertising                 $1,412,918   $1,285,159     $2,757,853    $2,549,773
  Transit Advertising                  3,573,776    1,759,425      6,398,688     3,232,316

    Gross Revenues                     4,986,694    3,044,584      9,156,541     5,782,089
  Less Agency Commission                (448,531)    (262,355)      (799,016)     (474,506)

    Net Revenues                       4,538,163    2,782,229      8,357,525     5,307,583

Operating expenses:

  Direct Advertising Expenses          2,764,939    1,510,463      5,262,902     3,067,611
  General and Administrative             765,202      509,215      1,453,568       948,952
  Start-Up Costs                          25,313      116,841         43,553       153,677
  Depreciation and amortization          176,241      160,185        353,680       318,464

    Operating Income                     806,468      485,525      1,243,822       818,879


Interest Expense                         165,064      136,733        331,242       290,600
Minority interest in subsidiary           28,439        5,161         32,201        12,674
Other                                        -        (40,492)           -         (40,492)

    Income before taxes                  612,965      384,123        880,379       556,097

Provision for income taxes               232,927      149,893        334,544       215,676

    Net income                          $380,038     $234,230       $545,835      $340,421

Basic and diluted earnings per share       $0.10        $0.06          $0.14         $0.09

Shares used in per-share calculations  3,921,829    3,870,690      3,918,931     3,872,417

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statement of Cash Flow

                                                       Three Months Ended            Six Months Ended
                                                     May 31,        May 31,        May 31,        May 31,
                                                      1998           1997           1998           1997
                                                  ------------   ------------   ------------   ------------
                                                                         (Unaudited)
Cash flows from operating activities
   Net Income                                     $   380,038    $   234,230    $   545,835    $   340,421

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amoritization                     191,283        160,185        368,722        318,464
   Changes in operating assets                       (655,553)       (91,217)      (594,165)      (317,193)

 Net cash provided by (used in) operating activities  (84,232)       303,198        320,392        341,692

Cash flow from investing activities:
   Capital expenditures                              (333,631)      (411,190)      (603,253)      (804,280)

 Net cash used in investing activities               (333,631)      (411,190)      (603,253)      (804,280)

Cash flows from financing activities:
   Payments on long-term debt                        (147,895)      (163,807)      (420,319)      (297,622)
   Borrowings on line-of-cred                         486,085            -          589,548            -
   Other financing activities                          79,673        271,799        113,632        285,270

 Net cash provided (used in) financing activities     417,863        107,992        282,861        (12,352)

Net increase (decrease) in cash                             0              0              0       (474,940)

Cash, beginning of period                                   0              0              0        474,940

Cash, end of period                                         0              0              0              0

Supplemental disclosures of cash flow information

   Interest capitalized                                 3,438          7,470          6,142          8,470
   Cash paid for intetest                             288,788         12,999        326,650        136,340
   Cash paid for taxes                                    -              -              -              -
   Note payable issued to acquire
     outdoor advertising structures                       -              -          698,000            -

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1998, and the results of operations and cash flows of the Company for the six months ended May 31, 1998 and 1997. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  Long Term Borrowings

The  Company's  Term  Loan  Agreement   contains  certain  covenants   including
maintenance of a cash flow coverage. The Company was in compliance with these covenants at May 31, 1998.


3.    Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". This Statement requires restatement of all prior-period EPS data presented. The Company implemented SFAS 128 for its year ended November 30, 1998.

Basic earnings per share common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share. All share and per share information has been adjusted to give retroactive effect to an 11 for 10 stock split effective in November 1997.

                                                       Three Months Ended               Six Months Ended
                                                   May 31, 1998   May 31, 1997     May 31, 1998   May 31,1997
Issued  and outstanding shares (weighted average)   3,855,484      3,850,000        3,855,484      3,850,000
Dilutive Effect of Stock Options                       66,345         20,690           63,447         22,417
                                                   ---------------------------------------------------------
                                                    3,921,829      3,870,690        3,918,931      3,872,417
                                                    =========      =========        =========      =========

4.    Newly Issued Financial Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SAFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive income did not differ from currently reported net income in the periods presented.

5.    Related Party Transaction

In December 1997, the Company exercised its option to purchase several outdoor advertising structures from an affiliated partnership. The structures had previously been leased by the Company. The purchase price was $698,000. In accordance with generally accepted accounting principles, the Company recorded only the book value carried on the books of the affiliated partnership at the date of purchase. The difference between the net book value of these assets and the purchase price has been recorded as an addition to accumulated deficit.

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

On June 23, 1998, the Company was informed by BC Transit that it had been selected to provide transit advertising services to substantially all of the transit districts in British Columbia, Canada. BC Transit operates approximately 1,400 vehicles in these districts. The Company expects to sign two separate contracts to provide these services, one covering approximately 900 vehicles in the city of Vancouver, British Columbia, and another contract covering approximately 500 vehicles in the remainder of the province, including Vancouver Island. Both contracts are for a total term of 7 years including option years. The Company expects to guarantee BC Transit CDN$37.7 million over the 7 year period or 51% of net space revenue, whichever is greater. The Company established a wholly owned subsidiary, Obie Media Ltd, a BC corporation, to conduct Canadian operations.

The Company has received notice that Tri-County Metropolitan Transit District ("Tri-Met") of Oregon has been requested to solicit proposals to provide exclusive transit advertising services to the District beginning December 1998, and Tri-Met intends to do so. Tri-Met's consideration of the request appears to be based on pressure from the Federal Transportation Administration ("FTA"), which contends that its rules prohibit contracts longer than five years. The Company presently serves as exclusive transit advertising service provider for Tri-Met under a contract set to expire on June 30, 2001. The Company intends to participate in the proposal process. The Company cannot estimate the probable outcome of this matter at this time.

Acquisition

On June 10, 1998, the Company signed a non-binding letter of intent to acquire the stock of P&C Media. P&C Media sells transit advertising under contracts with 16 transit agencies in the Eastern and Midwestern United States, including Cleveland and Cincinnati, Ohio, Milwaukee, Wisconsin, Hartford Connecticut and Ft. Lauderdale Florida.. These districts operate approximately 3,000 vehicles. The Company agreed to pay a cash purchase price ranging from $6.5 million to $7.5 million, depending on P&C Media's future earnings, plus 125,000 shares of Obie Media common stock. The acquisition is subject to several conditions, including completion of due diligence and negotiation of a final agreement. P&C Media's president and sole shareholder, Mr. Wayne P. Schur, would serve as president of the Company's newly created P&C Media division and would become a senior vice president of the Company.

Results of operations
(all dollars in $000 except per share amounts)

Gross revenues increased 62.2% from $3,045 for the three-month period ended May 31, 1997, to $ 4,987 for the three-month period ended May 31, 1998 due primarily to the addition of new transit markets and additionally to higher rates and increased occupancy in existing markets. Gross transit revenues increased approximately 103.1% from $1,759 in the second quarter of 1997, to $3,574 in the comparable period in 1998, while gross outdoor advertising revenues increased 9.9% from $1,285 in 1997 to $1,413 in 1998. Agency discounts increased 71.0% from $262 to $449 in the second quarter of 1997 and 1998, respectively, reflecting a greater proportion of agency business, particularly in new markets.

Direct advertising expenses increased 83.1% to $2,765 for the second quarter of 1998, from $1,510 in the comparable period in 1997, primarily due to increased revenues. Direct advertising expenses rose as a percentage of net revenue primarily due to the faster growth of transit advertising which has higher occupancy costs as a percentage of net sales than outdoor advertising.

General and administrative (G&A) costs increased 50.3% to $765 in the second quarter of 1998 from $509 in the comparable period in 1997. Increased G&A costs are primarily due to increased payroll and other costs attributable to the Company's growth. G&A costs decreased as a percentage of revenues primarily because corporate costs did not need to be added proportionate to revenue for the new markets.

Interest expense increased 20.7% from $137 for the three months ended May 31, 1997, to $165 for the comparable period in 1998, primarily due to increased borrowings to support the growth of the Company.

For the reasons set out above, income before income taxes rose 59.6% from $384 in the second quarter of 1997, to $613 in the comparable period in 1998. Income taxes and net income also rose for the reasons outlined above.

Results of operations for the six months ended May 31, 1998 (all dollars in $000 except per share amounts)

Gross revenues increased 58.4% from $5,782 for the six-month period ended May 31, 1997, to $9,157 for the six-month period ended May 31, 1998 due primarily to the addition of new transit markets and additionally to higher rates and increased occupancy in existing markets. Gross transit revenues increased approximately 98.0% from $3,232 in the second quarter of 1997, to $6,399 in the comparable period in 1998, while gross outdoor advertising revenues increased 8.2% from $2,550 in 1997 to $2,758 in 1998. Agency discounts increased 68.4% from $475 to $799 in the second quarter of 1997 and 1998, respectively, reflecting a greater proportion of agency business, particularly in new markets.

Direct advertising expenses increased 71.6% to $5,263 for the second quarter of 1998, from $3,068 in the comparable period in 1997, primarily due to increased revenues. Direct advertising expenses rose as a percentage of net revenue primarily due to the faster growth of transit advertising which has higher occupancy costs as a percentage of net sales than outdoor advertising.

General and administrative (G&A) costs increased 53.2% to $1,454 in the second quarter of 1998 from $949 in the comparable period in 1997. Increased G&A costs are primarily due to increased payroll and other costs attributable to the Company's growth. G&A costs decreased as a percentage of revenues primarily because corporate costs did not need to be added proportionate to revenue for the new markets.

Interest expense increased 14.0% from $291 for the three months ended May 31, 1997, to $331 for the comparable period in 1998, primarily due to increased borrowings to support the growth of the Company.

For the reasons set out above, income before income taxes rose 58.3% from $556 in the second quarter of 1997, to $880 in the comparable period in 1998. Income taxes and net income also rose for the reasons outlined above.

Liquidity and Capital Resources
(All amounts in $000 except per share amounts)

The Company's working capital was $104 at May 31, 1998. The decrease in working capital resulted primarily from the purchase of assets from a related party as explained above. In addition there were seasonal reductions in working capital items.

Net cash used by operating activities was $84 for the three months ended May 31, 1998. There were two transit contract anniversaries during the quarter resulting in payments of $354 representing the difference between percentage payments and minimum guarantees. For the six months ended May 31, 1998 cash provided by operations was $320. Increases in income in 1998 were offset by increased working capital needs resulting from the Company's growth.

The net cash used in investing activities, primarily investments in outdoor advertising leases and structures, was $334 for the quarter and $603 for the first half of 1998.

The Company's net cash provided by financing activities was $418, primarily due to borrowings on the Company's line of credit, net of payments on long-term debt.

At May 31, 1998, the Company had outstanding borrowings of approximately $8,165 of which $6,134 were pursuant to long-term credit agreements. The Company also maintains a $2,000 operating line of credit. The line carries interest at the Prime rate of the lender. As of May 31, 1998, there were $1,332 in borrowings on this line of credit, and the Company's available borrowing capacity, based on collateralized accounts was $2,000.

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


(b) No reports on Form 8-K were filed by the Company during the quarter ended May 31, 1998.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Obie Media Corporation


Date    July 14, 1998         By: /s/ James W. Callahan
                                 ----------------------
                                 James W. Callahan
                                 Chief Financial Officer

                                 Signing on behalf of the registrant and
                                 as principal financial and accounting officer