Form 10QSB
period 1998-08-31
OBIE MEDIA CORP
filed 1998-10-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 August 31, 1998
                              --------------------------------------------------
       [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

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

     As of September 27, 1998, 3,921,188 shares of the issuer's common stock were outstanding.

    This report contains 11 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                                  August 31,              November 30,
Current Assets:                                                      1998                     1997
                                                            -----------------------  -------------------------
                                                                  (Unaudited)
       Cash                                                 $              90,895    $                  -0-
       Accounts receivable, net                                         3,433,357                2,878,360
       Prepaid expenses and other current assets                        1,157,193                  790,234
       Deferred income taxes                                              644,997                1,105,240
                                                            -----------------------  -----------------------

               Total current assets                                     5,326,442                4,773,834

Property and equipment, net                                            10,017,554                9,264,855
Other assets                                                              403,705                  245,733
                                                            -----------------------  -----------------------

               Total assets                                 $          15,747,701    $          14,284,422
                                                            =======================  =======================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

       Checks outstanding in excess of cash deposits        $             224,552    $             173,611
       Current portion of long-term debt                                1,182,039                  859,323
       Line of credit                                                   1,527,198                  742,864
       Accounts payable                                                   177,661                  403,449
       Accrued expenses                                                 1,283,680                1,166,883
       Deferred revenue                                                   889,567                  781,204
                                                            -----------------------  -----------------------

               Total current liabilities                                5,284,697                4,127,334

Deferred income taxes                                                     733,103                  630,551
                                                            -----------------------  -----------------------

Long-term debt, less current portion                                    5,434,227                5,695,219
                                                            -----------------------  -----------------------

               Total liabilities                                       11,452,027               10,453,104

Minority interest in subsidiary                                            77,993                   35,424
                                                            -----------------------  -----------------------

Shareholders' equity:

Preferred stock, without par value, 10,000,000 shares
   authorized, no shares issued and outstanding                                -0-                      -0-

Common stock, without par value, 20,000,000 shares
   authorized, 3,871,188 and 3,855,484 shares issued and                6,316,864                6,173,967
   outstanding, respectively

Accumulated deficit                                                    (2,099,183)              (2,378,073)
                                                            -----------------------  -----------------------

               Total shareholders' equity                               4,217,681                3,795,894

               Total liabilities and shareholders' equity   $          15,747,701    $          14,284,422
                                                            =======================  =======================

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated statements of Income

                                               Quarter Ended                   Nine Months Ended
                                                 August 31                         August 31
                                        ----------------------------      ----------------------------
                                           1998             1997             1998             1997
                                                (Unaudited)                       (Unaudited)
Revenues:
    Outdoor advertising                 $1,494,239       $1,378,664       $4,252,092       $3,928,437
    Transit advertising                  4,220,716        2,663,737       10,619,404        5,896,053
                                        -----------      -----------      -----------      -----------

    Gross revenues                       5,714,955        4,042,401       14,871,496        9,824,490

    Less agency commissions               (609,988)        (365,983)      (1,409,004)        (840,489)
                                        -----------      -----------      -----------      -----------

            Net revenues                 5,104,967        3,676,418       13,462,492        8,984,001

Operating expenses:
    Direct advertising expenses          3,293,890        2,265,809        8,556,792        5,333,420
    General and administrative             768,584          563,330        2,222,152        1,512,282
    Start up costs                          55,641           76,390           99,194          230,067
    Depreciation and amortization          227,898          159,497          581,578          477,961
                                        -----------      -----------      -----------      -----------

            Operating income               758,954          611,392        2,002,776        1,430,271

Other (income) expense:
    Interest expense                       148,100          134,370          479,342          424,970
    Minority interest in subsidiary         10,368             (725)          42,569           11,949
    Other                                       -0-         (11,000)              -0-         (51,492)
                                        -----------      -----------      -----------      -----------

            Income before taxes            600,486          488,747        1,480,865        1,044,844

Provision for taxes                        228,251          187,923          562,795          403,599


Net income                                $372,235         $300,824         $918,070         $641,245
                                        ===========      ===========      ===========      ===========

Basic earnings per share                     $0.10            $0.08            $0.24            $0.17

Shares used in basic per share
calculations                             3,867,199        3,853,152        3,859,419        3,851,048

Diluted earnings per share                   $0.09            $0.08            $0.23            $0.17

Shares used in diluted per share
calculations                             3,942,294        3,870,614        3,927,593        3,874,674

See accompanying notes

                             Obie Media Corporation
                      Consolidated Statements of Cash Flows


                                                Three Months Ended                   Nine Months Ended
                                          August 31,       August 31,           August 31,      August 31,
                                             1998             1997                 1998            1997
                                         ---------------------------------     -------------------------------
                                                   (Unaudited)                          (Unaudited)
Cash flows from operating activities:
     Net income                          $     372,235    $     300,824        $     918,070    $     641,245

     Adjustments to reconcile net
     income to net cash provided
     by operating activities:

     Depreciation and amortization             227,898          159,497              581,578         477,961
     Changes in operating assets
        and liabilities                        151,274         (491,083)            (427,849)       (808,276)
                                         ---------------- ----------------     ---------------- --------------

          Net cash provided by (used in)
               operating activities            751,407          (30,762)           1,071,799         310,930
                                         ---------------- ----------------     ---------------- --------------

Cash flows from investing activities:

     Capital expenditures                     (647,644)        (313,121)          (1,250,897)     (1,117,401)
                                         ---------------- ----------------     ---------------- --------------

          Net cash used in investing
               activities                     (647,644)        (313,121)          (1,250,897)     (1,117,401)
                                         ---------------- ----------------     ---------------- --------------

Cash flows from financing activities:

     Proceeds from common stock
        issuance                                52,575               -0-              52,575              -0-
     Net payments on long-term debt           (215,957)        (198,544)            (636,276)       (535,424)
     Credit line borrowing, net                194,786          822,721              784,334         885,457
     Other financing activities                (44,272)        (235,412)              69,360          26,380
                                         ---------------- ----------------     ---------------- --------------

          Net cash provided by (used in)
               financing activities            (12,868)         388,765              269,993         376,413
                                         ---------------- ----------------     ---------------- --------------


Net increase (decrease) in cash                 90,895           44,882               90,895        (430,058)
Cash, beginning of period                           -0-              -0-                  -0-        474,940
                                         ---------------- ----------------     ---------------- --------------

Cash, end of period                      $      90,895    $      44,882        $      90,895    $     44,882
                                         ================ ================     ================ ==============

Supplemental disclosure of cash flow information:

Interest capitalized                     $        4,287   $         530         $     10,428     $     9,000
Cash paid for interest                          163,727         311,670              490,377         448,010
Cash paid for taxes                              73,910               -               73,910               -
Note payable issued to purchase outdoor
    advertising structures                            -               -              698,000               -
Issuance of stock to employee benefit plan       71,903          36,875               71,903          36,875
Income tax benefit of non-qualified              28,419               -               28,419               -
    stock option exercise

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1998, and the results of operations and cash flows of the Company for the nine months ended
August 31, 1998 and 1997. During the quarter ended August 31, 1998, a new subsidiary, Obie Media Limited, began operations in British Columbia, Canada. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  Long-Term Borrowings

The Company's Term Loan Agreement contains certain covenants including maintenance of a cash flow coverage. The Company was in compliance with these covenants at August 31, 1998. The Company's loan agreements were modified on September 1, 1998. See "Subsequent Events."


3.    Earnings Per Share

Earnings per common share is computed based on the weighted average number of common shares outstanding during the periods after consideration of the dilutive effect of stock options. All share and per share information has been adjusted to give retroactive effect to an 11 - 10 stock split effected in November 1997. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This standard revises the disclosure requirements of earnings per share, simplifies the computation of earnings per share and increases the comparability of earnings per share on an international basis. The Company adopted SFAS No. 128 in the period ended February 28, 1998. The earnings per share under the new standard do not differ from those calculated under the previous standard.

                                             Three Months Ended                      Nine Months Ended
                                             ------------------                      -----------------
                                   August 31, 1998     August 31, 1997     August 31, 1998     August 31,1997
                                   ---------------     ---------------     ---------------     --------------
Basic shares (weighted average)          3,867,199           3,853,152           3,859,419          3,851,048
Dilutive effect of stock options            75,095              17,462              68,174             23,626
Diluted shares                           3,942,294           3,870,614           3,927,593          3,874,674

4.    Newly Issued Financial Accounting Pronouncements

Effective in its fiscal year ending November 30, 1999, the Company will be required to adopt SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Management does not expect that the impact of adoption of these pronouncements will be material to the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

5.    Related Party Transaction

In December, 1997, the Company exercised its option to purchase several outdoor advertising structures from an affiliated partnership. The structures had previously been leased by the Company from the partnership. The purchase price was $698,000. In accordance with generally accepted accounting principles, the Company recorded only the book value carried on the books of the affiliated partnership at the date of purchase. The difference between the net book value of these assets and the purchase price has been recorded as an addition to accumulated deficit. The Company financed this purchase with an expansion of its existing loan agreement with its lender.

6.    Subsequent Events

On September 1, 1998, the Company closed the acquisition of the stock of P&C Media. P&C Media sells advertising in 20 transit districts in the Eastern United States. The Company paid $7.5 million cash, ($6.0 million current and $1.5 million deferred), issued 50,000 shares of its common stock and is contingently liable to issue another 75,000 shares depending on the performance of P&C Media in 1999 and 2000. The acquisition will be accounted for under the purchase method of accounting, with the Company recording most of the purchase price as goodwill. Future periods will reflect the amortization of this goodwill.

On September 1, 1998, the Company borrowed an additional $7 million under an expanded credit agreement with its lender. These funds were used to pay the P&C purchase price and reduce borrowings under the Company's revolving line of credit. The revolving line of credit was increased from a limit of $2 million to a limit of $4 million.

MANAGEMENT'S DISCUSSION & ANALYSIS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-QSB. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include the following: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower than expected acceptance of the Company's non-traditional display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; and other factors listed from time to time in the Company's SEC reports, including but not limited to, its "Risk Factors" discussion in the Registration Statement it filed in connection with its initial public offering (the "IPO").

New Transit Contracts

         On April 6, 1998, the Company entered into a contract to provide advertising services to Capital Metropolitan Transportation Authority "Austin", in Austin, Texas. Austin operates approximately 300 vehicles. The contract is for two years with two additional one-year options at the discretion of Austin. The Company agreed to pay Austin $1.4 million over the four-year period or 53% of net space revenues on the vehicles, whichever is greater.

         On June 23, 1998, the Company was informed by BC Transit that it had been selected to provide transit advertising services to substantially all of the transit districts in British Columbia, Canada. BC Transit operates approximately 1,400 vehicles in these districts. The Company expects to sign two separate contracts to provide these services, one covering approximately 900 vehicles in the city of Vancouver, British Columbia, and another contract covering approximately 500 vehicles in the remainder of the province, including Vancouver Island. Both contracts are for a total term of seven years including option years. The Company expects to guarantee BC Transit CDN$37.7 million over the seven-year period or 51% of net space revenue, whichever is greater. The Company established a wholly owned subsidiary, Obie Media Limited, a BC corporation, to conduct Canadian operations. On August 3, 1998, the Company began operations in British Columbia. The final terms of the contract(s) are still being negotiated.

Acquisition

         On June 10, 1998, the Company signed a letter of intent to acquire the stock of P&C Media. P&C Media sells transit advertising under contracts with 20 transit agencies in the Eastern and Midwestern United States, including Cleveland and Cincinnati, Ohio; Milwaukee, Wisconsin; Hartford, Connecticut; and Ft. Lauderdale, Florida. The transit districts under agreement with P&C Media operate approximately 3,000 vehicles. The Company agreed to pay a cash purchase price of $7.5 million, plus up to 125,000 shares of Obie Media common stock, depending on P&C Media's future earnings. P&C Media's president and sole shareholder, Mr. Wayne P. Schur, will serve as president of the Company's P&C Media subsidiary and will become an Executive Vice President of the Company. On September 1, 1998, the Company completed the acquisition of P&C Media. See footnote 6 above.

Three Months Ended August 31, 1998 Compared to the Three Months Ended August 31, 1997

         Gross revenues increased $1.7 million, or 41.4%, to $5.7 million for the three months ended August 31, 1998 compared to $4.0 million for the same period in 1997. This increase was principally due to revenues from new transit districts. Agency discounts increased $244,000, or 66.7%, to $610,000 from $366,000, primarily due to the large proportion of existing agency business in the new markets.

         Direct advertising expenses increased $1.0 million, or 45.4%, to $3.3 million for the three months ended August 31, 1998 compared to $2.3 million for the comparable period in 1997. This increase was primarily the result of increased revenues. Direct advertising expenses increased as a percentage of gross revenues due to the faster growth of the transit business, where costs, especially occupancy costs, are higher than in the outdoor business.

         The Company incurred start up costs of $56,000 in the third quarter of 1998 and $76,000 in the comparable period in 1997 associated with attempting to obtain new transit district agreements and pre-opening costs in locations where the Company has new transit agreements. The Company will incur start-up costs in the future. The amount will vary, both in total cost and as a percentage of revenues, depending on the complexity and number of proposals for new districts and the success of the Company in obtaining contracts for new districts.

         General and administrative expense increased $205,000, or 36.4%, to $769,000 for the quarter ended August 31, 1998 from $563,000 for the quarter ended August 31, 1997. The increase in general and administrative expenses is less, in percentage terms, than the increase in revenues. As the Company's revenues grow, general and administrative costs will grow, but should decline as a percentage of revenues.

         Depreciation and amortization expense increased $68,000, or 42.9%, from $159,000 for the three months ended August 31, 1997 to $228,000 for the comparable period in 1998, primarily due to investments in office equipment in new markets and upgrading the computer capability in the Company's existing operations.

         Due to the above factors, operating income increased $148,000, or 24.1%, to $759,000 for the three months ended August, 31, 1998 from $611,000 for the same period in 1997.

         Interest expense remained relatively constant between the periods, increasing $14,000, or 10.2%, from $134,000 in the third quarter of 1997, to $148,000 in the third quarter of 1998. Due to the acquisition of P&C Media (See "Acquisition" above), interest expense is expected to increase in future periods.

         Provision for income taxes increased proportionate to the increase in income before tax.

         As a result of the foregoing factors, net income for the three months ended August 31, 1998 increased $71,000 to $372,000 as compared to $301,000 for the same period in 1997.

Nine Months Ended August 31, 1998 Compared to the Nine Months Ended August 31, 1997

         Gross revenues increased $5.0 million, or 51.4%, to $14.9 million for the nine months ended August 31, 1998 compared to $9.8 million for the same period in 1997. This increase was principally due to increased transit revenues from new districts, such as British Columbia, and transit districts operating less than a full nine months in 1997, primarily Dallas. Agency discounts increased $569,000 or 67.6% to $1.4 million in the first nine months of 1998 from $840,000 in the comparable period in 1997, primarily due to the large proportion of existing agency business in the new markets.

         Direct advertising expenses increased $3.2 million, or 60.4%, to $8.6 million for the nine months ended August 31, 1998 compared to $5.3 million for the comparable period in 1997. This increase was primarily the result of increased revenues. Direct advertising expenses increased as a percentage of gross revenues due to the faster growth of the transit business, where costs, especially occupancy costs, are higher than in the outdoor business.

         The Company incurred start up costs of $99,000 in the first nine months of 1998 and $230,000 in the comparable period in 1997 associated with attempting to obtain new transit district agreements and pre-opening costs in locations where the Company has new transit agreements. The Company will incur start-up costs in the future. The amount will vary, both in total cost and as a percentage of revenues, depending on the complexity and number of proposals for new districts and the success of the Company in obtaining contracts for new districts.

         General and administrative expense increased $710,000, or 46.9%, to $2.2 million for the nine months ended August 31, 1998 from $1.5 million for the nine months ended August 31, 1997. The increase resulted primarily from increased costs of administering new districts and districts which operated for less than nine months in 1997. The increase in general and administrative expenses is less, in percentage terms, than the increase in revenues. As the Company's revenues grow, general and administrative costs will grow, but should decline as a percentage of revenues.

         Depreciation and amortization expense increased $104,000, or 21.7%, from $478,000 for the nine months ended August 31, 1997 to $582,000 for the comparable period in 1998, primarily due to investments in equipment in new markets and upgrading the computer capability in the Company's existing operations.

         Due to the above factors, operating income increased $573,000, or 40.0%, to $2.0 million for the nine months ended August, 31, 1998 from $1.4 million for the same period in 1997.

         Interest expense remained relatively constant between the periods. Due to the acquisition of P&C Media (See "Acquisition" above) interest expense is expected to increase in future periods.

         Provision for income taxes increased proportionate to the increase in income before tax.

         As a result of the foregoing factors, net income for the nine months ended August 31, 1998 increased $277,000 as compared to the same period in 1997.

Liquidity and Capital Resources

         The Company's working capital at August 31, 1998 was $42,000. The decrease in working capital during the quarter was primarily due to increased working capital needs from the Company's growth net of refinancing a short-term note payable with long-term borrowings.

         For the nine months ended August 31, 1998, net cash provided by operating activities was $1.1 million, an increase of $761,000 from the corresponding period in 1997, primarily due to the increase in net income. Net cash used in investing activities increased to $1.3 million in the first nine months of 1998 from $1.1 million in the comparable period in 1997, primarily due to the purchase of real property in Vancouver, British Columbia in connection with beginning operations in Canada. Net cash provided by financing activities was $270,000 in the first three quarters of 1998 compared to $376,000 in the first three quarters of 1997. Financing cash was provided previously by borrowings on the Company's line of credit, net of repayments of long-term debt.

         At August 31, 1998, the Company had outstanding borrowings of $8.1 million, of which $6.6 million was pursuant to long-term credit agreements, and $1.5 million was pursuant to the Company's operating line of credit. On September 1, 1998, in connection with the acquisition of P&C Media, the Company expanded its credit arrangements with its lender. The Company borrowed an additional $7 million, using such funds to pay the P&C Media purchase price and to reduce borrowings under the Company's operating line of credit. In addition, on September 1, 1998, the Company's operating line of credit was increased from a maximum of $2 million to a maximum of $4 million. At September 1, 1998, borrowings of $627,000 were outstanding under the expanded line of credit, and the Company's available borrowing capacity under the line, based on collateralized accounts, was $3.2 million.

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

Year 2000 Compliance

         The Year 2000 problem is the result of the inability of some computers and computer software programs to accurately recognize, for dates after 1999, dates which are often expressed as a two-digit number. The inability to accurately recognize date information could affect computer operations and calculations or cause computer systems and computer-dependent mechanical systems not to operate at all.

         The Company is in various stages of assessing its internal technical and non-technical systems to ascertain whether they are Year 2000 compliant. After conducting tests, the Company has identified one information processing system which is not Year 2000 compliant and has determined that the cost of replacing or updating the system should not exceed $25,000. The Company believes that its information processing systems used in financial reporting and record-keeping, and the majority of its incidental software systems, are, or can be made without material cost, Year 2000 compliant. The Company is in the process of phasing out all of its personal computer work stations which are not Year 2000 compliant. It does not believe that a material number of its work stations will need to be replaced. The Company has not yet definitively determined the extent to which its information processing systems used in designing and producing art work are Year 2000 compliant. Further, the Company has only generally assessed its non-technical systems which may be dependent upon computer components, including telephone and voice-mail systems, in order to identify systems that are not Year 2000 compliant

         The Company has engaged the services of a full-time information processing manager to, among other duties, assist in identifying any Year 2000 issues which may arise in its technical and non-technical systems and implement any necessary modifications. The Company expects to complete its Year 2000 assessment of its internal technical and non-technical systems by May 31, 1999.

         The Company has only generally assessed its relationships with third parties whose inability to achieve timely Year 2000 compliance could have a material adverse effect on the Company's financial condition or results of operations. These third parties are primarily transit districts, advertising agencies, vendors, banks, utilities and freight companies whose failure to achieve timely Year 2000 compliance could delay customer orders for the Company's services, delay receipt of payments by customers for services rendered and disrupt other aspects of the Company's operations. The Company expects that its general assessment of Year 2000 issues with regard to its material relationships with third parties will continue through 1999. However, certain of such third parties are subject to stringent regulations which mandate that they achieve timely Year 2000 compliance. Further, the Company does not believe that the commodities and services upon which it relies are of a kind or nature which is particularly sensitive to Year 2000 issues. In addition, the Company believes that its diversified customer and supplier base should prevent one or a few of its vendors' or customers' failure to be Year 2000 compliant from having a material adverse effect on its financial condition or results of operations.

         The Company has yet to determine the total estimated cost of its Year 2000 compliance program. Expenditures through August 31, 1998 are immaterial.

         The Company believes that a reasonably likely worst case scenario as to the effect on it of the Year 2000 compliance issue is that several of its large customers fail to become Year 2000 compliant thus delaying their advertising orders and reducing the Company's revenues. In addition, the Company could be required to replace its information processing systems used in designing and producing art work with systems which are Year 2000 compliant. The Company believes that its replacement of such systems would result in a capital expenditure by it of not more than $50,000.

         The Company has not developed a contingency plan in the event the Company or any of the third parties with which it has a material relationship fail to achieve timely Year 2000 compliance. The Company may develop a Year 2000 contingency plan after it has completed its internal and external assessment of Year 2000 issues which may affect it. The Company will continue to update its assessment of its Year 2000 readiness as it receives updated information from its Year 2000 compliance program.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on April 3, 1998. At the meeting, Brian B. Obie, Delores M. Mord, Randall C. Pape', Stephen A. Wendell and Richard C. Williams were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                  Votes            Votes           Broker
                                   For            Withheld        Non-Votes

         Brian B. Obie             2,988,088              0           0
         Delores M. Mord           2,988,088              0           0
         Randall C. Pape'          2,988,088              0           0
         Stephen a. Wendell        2,988,088              0           0
         Richard C. Williams       2,987,858            150           0

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
     (27)          Financial Data Schedule


(b) A report on Form 8-K was filed by the Company on September 1, 1998 reporting the acquisition of P&C Media.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Obie Media Corporation


Date    Octoer 14, 1998        By: /s/ James W. Callahan
    ----------------------         ---------------------
                                   James W. Callahan
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial and accounting officer