Form 10KSB
period 1998-11-30
OBIE MEDIA CORP
filed 1999-03-01
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1998
                                       or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file Number: 000-21623

                             OBIE MEDIA CORPORATION
                 (Name of small business issuer in its charter)

                                                                 93-0966515
                Oregon                                       (I.R.S. Employer
       (State of incorporation)                              Identification No.)

                   4211 West 11th Avenue, Eugene, Oregon 97402
                    (Address of principal executive offices)

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

         State issuer's revenues for its most recent fiscal year:  $22,717,745

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $27,639,876 aggregate market value as of December 31, 1998, based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,321,321 shares of Common Stock, without par value, on February 23, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

   Transitional Small Business Disclosure Format  (Check One):  Yes   ; No  X
                                                                          ----

                                TABLE OF CONTENTS




Part I

Item 1.    Description of Business........................................  2
Item 2.    Description of Properties......................................  9
Item 3.    Legal Proceedings.............................................. 10
Item 4.    Submission of Matters to a Vote of Shareholders................ 10


Part II

Item 5.    Market for Common Stock and Related Shareholder Matters........ 11
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................... 12
Item 7.    Financial Statements........................................... 17
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...................................... 17


Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............... 18
Item 10.   Executive Compensation.......................................... 20
Item 11.   Security Ownership of Certain Beneficial Owners and Management.. 23
Item 12.   Certain Relationships and Related Transactions.................. 24
Item 13.   Exhibits and Reports of Form 8-K................................ 25
Signatures ................................................................ 26
Financial Statements....................................................... F-1

FORM 10-KSB

This Annual Report includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower that expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports, including, but not limited to, the factors discussed in Exhibit 99.1 filed in connection with this Annual Report. Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date of this Annual Report. The Company does not update its forward-looking statements.

Unless otherwise indicated, the information contained in this Annual Report has been restated to give retroactive effect to 11-for-10 stock splits declared in October 1997 and November 1998. Unless the context otherwise requires, references in this Annual Report to "Obie Media," the "Company," "we," "us" or "our" are to Obie Media Corporation and its subsidiaries. We have derived some information in this Annual Report from government and industry sources. Although we believe this information is reliable, we have not independently verified it.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Company Overview

Obie Media Corporation is an out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 1998, the Company had 33 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. The markets in which these transit districts are located include seven of the 30 largest U.S. markets--Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; and Cincinnati--and the third largest Canadian market, Vancouver, British Columbia. Since our initial public offering ("IPO") in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 7,000. We also operate and generally own approximately 760 advertising displays on billboards and walls in Washington, Oregon, California and Idaho. The Company was formed in 1987 as a subsidiary of Obie Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business. To facilitate its IPO, the Company was separated from Obie Industries in November 1996.

In August 1998, our wholly-owned Canadian subsidiary, Obie Media Limited, began selling transit advertising displays for BC Transit on approximately 1,500 transit vehicles in British Columbia. BC Transit is the transit authority for substantially all of the transit districts in British Columbia, including Vancouver (Canada's third largest market) and Victoria.

In September 1998, we acquired P & C Media ("P & C"), which has operated in the out-of-home advertising industry for over 50 years. P & C has 19 agreements with transit districts, including districts located in Hartford and Stamford, Connecticut; Fort Lauderdale and West Palm Beach, Florida; Cincinnati and Cleveland, Ohio; Richmond, Virginia; and Milwaukee, Wisconsin. As of November 30, 1998, P & C's transit agreements covered approximately 3,200 vehicles.

Obie Media began serving as the exclusive transit advertising provider for the Tri-County Metropolitan Transit District of Oregon ("Tri-Met") in 1994, pursuant to a five-year agreement. In 1996, Tri-Met extended its contract with Obie Media through June 30, 2001. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and Obie Media have agreed that our agreement with Tri-Met will terminate on June 30, 1999.

In December 1998, Tri-Met and Obie Media negotiated a settlement for damages resulting from the early termination of the contract. Under the terms of the settlement, Obie Media will receive cash payments and other financial benefits, and will transfer to Tri-Met, transit benches on which the Company sells advertising. In addition, the Company will retain a significant residual value of advertising contracts in existence at June 30, 1999, for up to one year. The Company expects the settlement to result in a pre-tax gain of more than $800,000 during fiscal 1999. As a result of the settlement, the Company does not expect that fiscal 1999 income and cash flows will be significantly affected in the event we are unable to renew our agreement with Tri-Met for the period after June 30, 1999. In December 1998, Obie Media submitted its response to Tri-Met's request for proposal for a new multi-year contract beginning July 1, 1999. In February 1999, Tri-Met advised us that Obie Media was in second place in the proposal process. Tri-Met is expected to make a final decision in March 1999.

Industry Overview

The out-of-home advertising industry includes displays on buses, trains, taxis, subways, transit benches and shelters, billboards, wallscapes on urban buildings, and displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets. The industry has grown significantly in recent years. According to estimates of the Outdoor Advertising Association of America (the "OAAA"), between 1993 and 1997, annual revenues generated by the out-of-home advertising industry increased 35.6% to $4.0 billion from $2.95 billion, representing a compound annual growth rate of 8.0%.

The out-of-home medium offers several advantages to advertisers. As compared with television, newspapers, magazines and direct mail marketing, out-of-home advertising offers repetitive consumer impacts at a relatively low cost-per-thousand-impressions, a commonly used advertising measurement. Because of its cost-effective nature, out-of-home advertising is a good vehicle to build mass-market support. Out-of-home advertising can also be used to target a defined audience in a specific location. This allows local businesses to concentrate on a particular geographic area or demographic group. Additionally, increases in automobile travel times due to highway congestion and continued migration of businesses and residences from cities to outlying suburbs has increased consumer exposure to out-of-home advertising.

As of 1997, the OAAA estimated that there were approximately 396,000 outdoor advertising displays in the United States, operated by more than 500 companies.

Transit advertising represents a significant portion of the out-of-home advertising industry. The OAAA estimated that, out of 60,000 transit buses operating in 1997 in the United States, 37,600 carried advertising. Transport Canada estimated that approximately 13,000 urban transit vehicles were in use in Canada in 1996. Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Advertising displays represent a significant source of revenue to transit districts.

Agreements with transit districts are awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district. A transit agreement typically requires the transit advertising operator to guarantee to pay the transit district the greater of a minimum stated amount or a percentage (usually over 50%) of the advertising revenues generated by the operator's use of the district's vehicles.

The out-of-home advertising industry includes several large advertising and media companies with operations in multiple markets. It also includes many small and local companies operating a limited number of displays in a single or a few local markets. There has been, and we expect there will continue to be, consolidation in the out-of-home advertising industry.

Obie Media Strategy

Obie Media's overall business strategy is to expand upon our national presence to become a leader in the out-of-home advertising industry. Our strategy is to increase our revenues and improve our profitability by delivering to local, regional and national advertisers efficient access to one or multiple markets. The following are components of our strategy:

o Growth Strategy. Obie Media's growth strategy is to increase our penetration and revenue within our existing markets, as well as to enter new markets. We expect to enter new markets primarily by obtaining agreements with additional transit districts throughout the United States and Canada. Once we enter a market, we seek to gain a greater share of the overall advertising expenditures in the market by providing a wide variety of products and services, including innovative transit advertising products, to a broad range of local, regional and national advertisers. We believe that, by obtaining additional transit advertising agreements, we will increase our operating efficiencies and geographic diversity and create additional bases from which to achieve further market penetration. Additionally, we continuously evaluate opportunities to enter new markets and increase our presence in existing markets through the selective acquisition of out-of-home advertising companies or assets.

o Develop Regional Operating Centers ("Hubs"). We seek to increase our revenues, profitability and operating efficiencies through our development and use of regional operating centers, or hubs. In developing hubs, we seek to establish an initial base of operations in a geographic region by obtaining exclusive agreements with one or more significant transit districts. We then seek to expand our market presence by bidding for contracts with other transit districts in the region and by expanding the range of non-transit products and services we offer there. We believe our hub strategy results in revenue growth and cost savings by enabling us to efficiently provide sales and administrative services to several intra-regional markets from one strategically located operating base.

o Maintain a Large, Proactive Sales Force. We believe that our large, proactive sales force that sells directly to local advertisers and, more traditionally, to advertising agencies, enables us to increase display occupancy levels and maximize our advertising rates. We believe our ratio of sales personnel to display inventory is higher than the industry average. We devote significant resources to recruit and train individuals who will excel in our culture. The sales force is motivated by an incentive-based compensation program and supported by a network of experienced local managers who operate under a centrally coordinated marketing plan. We believe the size, quality and motivation of our sales force provide us a competitive advantage.

o Increase Revenues From Existing Display Space. We seek to increase the revenue potential of our available transit and outdoor advertising display inventory by offering innovative transit products and increasing the percentage of time our display space is occupied. Innovative transit products we offer include vinyl displays that are physically larger than traditional transit advertisements. These vinyl displays offer customers greater impact while providing us more revenue from a given transit display space. We seek to sell advertising on our transit and outdoor displays by means of extended contracts, which enable us to fill display space that would normally be vacant between traditional advertising campaigns.

o Attract New Advertisers Through Direct Local Sales. By selling directly to local businesses not represented by advertising agencies, we seek to obtain a larger share of the overall advertising expenditures in our markets and broaden our customer base for out-of-home advertising. We dedicate substantial resources to directly target local businesses whose advertising expenditures may not typically include out-of-home advertising and introduce them to the benefits of the medium. We offer comprehensive sales, marketing and creative services that make it easier for these potential customers to purchase out-of-home advertising.

Products and Markets

Obie Media offers advertisers a wide range of out-of-home advertising products, including transit advertising and outdoor advertising displays. Our product mix provides advertisers with significant flexibility in their advertising programs and allows us to cross-sell multiple products and leverage our design and production capabilities. We have also benefited from improvements in production technology, including the use of computerized design, vinyl advertising copy and improved lighting techniques. These improvements have facilitated a more dynamic, colorful and creative use of the out-of-home medium.

Transit Advertising. As of November 30, 1998, the Company had 33 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays on over 7,000 transit vehicles. The markets in which these transit districts are located include seven of the 30 largest U.S. markets--Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; and Cincinnati--and the third-largest Canadian market, Vancouver, British Columbia. In January and February, 1999, we began operating transit advertising displays for transit districts in Madison, Wisconsin; Spokane, Washington; Yakima, Washington; and London, Ontario (representing a total of approximately 495 vehicles).

Pursuant to our transit advertising agreements, Obie Media is the exclusive seller of exterior advertising on the transit vehicles operated by the contracting transit districts. Typically, these agreements also provide us the right to sell advertising on the interior of the vehicles.

Agreements with transit districts are awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district. A transit agreement typically requires the transit advertising operator to guarantee to pay the transit district the greater of a minimum stated amount or a percentage (usually over 50%) of the advertising revenues generated by the operator's use of the district's vehicles. Transit advertising operators often must post performance bonds to secure their guarantees under their transit agreements. Obie Media's transit agreements typically have terms of three to five years, with renewals or extensions either unilaterally at the discretion of the transit district or upon the mutual agreement of the district and Obie Media.

We also own and sell advertising on over 700 transit benches in Portland, Oregon, approximately 100 transit shelters in Cincinnati and on approximately 22 walkway dioramas (a display similar to a "cut-out" billboard) in the Cleveland airport. We believe these products complement our other product offerings and intend to secure additional shelters, dioramas and transit benches in our markets.

Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Through our hub strategy and proactive marketing to local advertisers, we are able to profitably offer our services to both large and small transit districts. The following table sets forth certain information about Obie Media's transit district agreements as of November 30, 1998:

                                               No. of           Served
Transit District Agreements                   Vehicles           Since

British Columbia
    Vancouver                                    1136            1998 (1)
    Victoria and 27 smaller districts             380            1998 (1)
Ohio
    Cleveland                                     833            1997 (4)
    Cincinnati                                    385            1981 (4)
Texas
    Dallas                                        809            1997
    Austin                                        303            1998
Oregon
    Portland                                      726            1994 (2)
    Eugene and Springfield                        102            1980 (3)
    Salem                                          54            1994
Wisconsin
    Milwaukee                                     546            1992 (4)
    Racine                                         50            1997 (4)
    Kenosha                                        42            1996 (4)
Connecticut
    Hartford and Stamford                         380            1996 (4)
    Bridgeport                                     50            1981 (4)
    New Britain                                    30            1981 (4)
    Waterbury                                      25            1981 (4)
California
    Sacramento                                    246            1994
    Santa Cruz                                    112            1997
    Stockton                                      111            1989
    Paratransit, Inc. (Sacramento)                 86            1997
    Monterey                                       72            1995
    Yolo County                                    29            1997
Florida
    Ft. Lauderdale                                202            1998 (4)
    West Palm Beach                               139            1998 (4)
    Gainesville                                    50            1981 (4)
    Daytona Beach                                  45            1981 (4)
 Virginia
    Richmond                                      170            1984 (4)
    Norfolk                                       160            1984 (4)
    Roanoke                                        38            1984 (4)
    Lynchburg                                      25            1984 (4)
    Danville                                       14            1998 (4)
    Petersburg                                     12            1988 (4)
Washington
    Bremerton                                     115            1996

(1) Operations under these agreements began in August 1998; the Vancouver agreement was signed in January 1999, and the Victoria agreement is expected to be signed in March 1999.

(2) This agreement, by its terms, was scheduled to expire in 2001. However, at the request of the Federal Transit Administration, the district and Obie Media have agreed that the agreement will terminate on June 30, 1999. The district has agreed to compensate us for the early termination of the agreement. See "Company Overview," above.

(3) This agreement was serviced by a division of Obie Industries (Obie Media's parent corporation until 1996) prior to 1987, when Obie Media was formed.

(4) These dates reflect periods of service under agreements with P & C, which Obie Media acquired in September 1998.

The above transit district agreements are scheduled to expire as follows:

                                                    Approximate
                                                     Number of
                                                      Vehicles
                                  Number of         Covered Under
                                 Agreements          Agreements
              Calendar          Scheduled to        Scheduled to
               Year (1)            Expire            Expire (2)

               1999                   5                 1,025
               2000                  13                 3,245
               2001                   3                 1,025
               2002                   3                 1,300
               2003                   4                   400
               2005                   1                   380

(1) In addition, four agreements covering a total of approximately 100 vehicles are awarded on a year-to-year basis.

(2) Certain of our transit district agreements provide that they may be renewed for additional one-year to five-year periods beyond the specified expiration date, either unilaterally by the transit district or by mutual agreement of Obie Media and the transit district. Some of our transit district agreements provide that the transit district may terminate the agreement before the end of the specified term at the convenience of the transit district, or if the transit district determines that such termination is in its best interest or in the public interest. We are not aware of any transit district agreement that has been canceled under any such clause.

Transit Display Products. We offer traditional and innovative non-traditional transit advertising products. Traditionally, transit advertisements have been inserted into metal frames mounted on the exterior or interior of a bus. Industry standard sizes include "Kings," "Queens," "Tails" and "Heads." While still offering traditional advertising products, we also offer vinyl displays that cover almost the entire side and/or rear of a bus. These vinyl products create significant additional revenue potential per bus when compared to traditional products. We believe these products also give us a competitive advantage in bidding for transit advertising agreements in districts that use or are willing to use them.

Outdoor Advertising Displays. Obie Media owns and operates approximately 760 billboards in Washington, Oregon, California and Idaho. Substantially all of our billboards are bulletins. We have no 30-sheet or 8-sheet poster units. Our bulletins are generally located on major thoroughfares and provide greater impact and higher value than traditional posters.

We lease the property underlying our billboards, generally under 10-year leases that give us renewal rights for two additional five-year periods. The lessor typically reserves the right to cancel the lease if construction of permanent improvements on the subject property conflicts with the billboard.

Most of our billboards were designed and installed within the last nine years, and almost all are built of steel and engineered to withstand high winds. More than two-thirds of our billboards are illuminated. The displays are insured against damage caused to them by storms, vandalism and other causes.

Obie Media also leases, from others, building walls in urban areas for wallscape displays. Wallscapes are painted on vinyl surfaces or directly on the sides of buildings. We currently lease 7 building walls for wallscape displays in Seattle and own a 50% interest in a corporation that leases, from others, 18 building walls for wallscape displays in Portland. Pending regulatory approval, Obie Media is also developing 19 wallscapes in Spokane.

The following table gives the number of our outdoor displays, including the wallscapes being developed in Spokane, at November 30, 1998:

           Market                                Displays

         Washington                                 458
         Oregon                                     170
         California                                  75
         Idaho                                       61
                                                   -----
                                                    764

Sales and Service

In each of our principal markets, Obie Media maintains a large, high quality, proactive sales force. We believe our ratio of sales personnel to display inventory is higher than the industry average. At November 30, 1998, we had 83 sales and marketing employees. Our superior sales and service efforts are a key element in maximizing our inventory occupancy levels.

We view our proactive sales efforts as an important part of our culture. In hiring our sales force, we carefully screen applicants. We typically hire college graduates who have demonstrated their suitability and aptitude to excel in our unique sales environment. New sales employees undergo extensive training and are supervised by regional sales managers with substantial advertising sales experience. Obie Media and each of our sales representatives jointly establish individual sales targets. We have monthly sales meetings with all our salespeople to acknowledge and reward individuals who are meeting or exceeding their targets. A sales representative's compensation depends significantly on meeting or exceeding individual targets. Sales representatives also participate in our broad-based stock option plan.

We are significantly expanding our national presence by growing in diverse geographic areas. To complement our growth, we have added to our national sales team working out of certain of our local offices by establishing national sales and marketing offices in Los Angeles, Chicago and New York City. Our national sales team services national advertising accounts, calls on customers in major cities where we do not have sales offices and supports our sales force in local markets.

We work directly with companies and advertising agencies in coordinating the marketing, production and installation of advertising displays. Our sales personnel also serve as customer service representatives, maintaining frequent and regular contact with our advertising customers to resolve customer concerns in the field. We believe that our high quality customer service contributes to customer loyalty and improves renewal rates.

Out-of-home advertisements are traditionally sold for a few months at a time. To increase occupancy, Obie Media employs several techniques to encourage customers to commit to longer contracts, including offering incentives through our rate structure and pricing policies. We sell certain innovative transit products primarily by means of year-long contracts. We also sell space on almost all of our outdoor advertising displays by means of extended contracts, and offer our outdoor display customers the opportunity to rotate their advertisements among several display faces within the same market.

Design and Production

We maintain our own design and production facilities. We offer advertisers customized design and production services as well as display space. Charges for design and production are typically added to the cost of the space and billed to customers over the life of the advertising contract. We believe that our design and production capabilities give us a significant competitive advantage in direct sales to advertisers and brings new customers to the out-of-home advertising medium.

Obie Media's design and production services are used primarily by direct sales customers that are not represented by advertising agencies. The design department works with these advertisers and our sales representatives to create advertising copy, design and layout.

We view transit advertising design and production as a distinct activity. We attempt to achieve independent profitability in this operation. Customers that are represented by advertising agencies generally arrange for the production of their ads, with Obie Media providing installation services. We increasingly act as a broker with respect to this production.

Customers

Obie Media maintains a broad base of local, regional and national advertising customers. Most of our regional and national customers are represented by advertising agencies. Customers represented by advertising agencies accounted for approximately 66% of our pro forma gross revenues for fiscal 1998, giving effect to the acquisition of P & C as if it had occurred on December 1, 1997. Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. Advertising agencies generally create the artistic design and written content of their customers' advertising. They plan and implement their customers' overall advertising campaign, including the selection of advertising media. Obie Media's sales personnel, including our national sales team, are trained to work closely with advertising agencies to service the needs of these customers.

A key component of our sales and marketing strategy is the proactive marketing of our services to local advertisers. Local advertisers tend to have smaller advertising budgets and to require greater assistance from our production and creative personnel to design and produce advertising copy. With respect to local sales, we often expend significant sales efforts on educating potential out-of-home advertising customers about the benefits of the medium and on developing advertising strategies. While price and availability of display space are important factors in local sales, service and customer relationships are also critical. We believe that our strength in sales, design and service gives us an advantage in local sales, and that our direct sales focus on local companies significantly contributes to increased occupancy and renewal rates. Further, we believe this focus is an important competitive advantage that enables us to profitably serve small transit districts.

Competition

Obie Media's markets are highly competitive. In the transit advertising market, we compete with other out-of-home advertising companies that submit proposals for exclusive agreements with transit districts by means of a formal proposal process. In the outdoor advertising display market, we compete with other out-of-home advertising companies for customers. We also compete for customers with other advertising media, including broadcast and cable television, radio, print media, direct mail marketing and displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets and on taxis, trains and subways.

In recent years, there has been consolidation among our competitors, including consolidation between out-of-home advertising companies and broadcast or other media. Several of our competitors, including diversified media companies, are substantially larger, better capitalized, more widely known and have access to substantially greater resources than we do. These traits may provide competitive advantages, particularly in large advertising markets.

Transit. The transit advertising market has historically been fragmented, consisting of a few national transit advertising companies with operations in multiple markets and numerous small companies operating under one or a few agreements. In large advertising markets, Obie Media encounters direct competition for transit agreements from major transit advertising companies such as TDI Worldwide, Inc., one of the largest transit advertising companies in the United States and a dominant competitor in such markets. Competition among transit advertising companies is primarily based on obtaining and retaining agreements with transit districts. Agreements with transit districts are awarded primarily on the basis of the minimum amount the bidder guarantees to the district. Other factors which transit districts may consider in awarding agreements are the financial resources of the bidder available to support its minimum revenue guarantee, the bidder's business reputation and the soundness of the bidder's marketing plan. The agreements generally give the operator the exclusive right to provide transit advertising services within the transit district. The number and nature of competitors for each agreement depend upon the desirability of the market, including the number of vehicles operated by the transit district, and the size and rank of the market.

Outdoor Advertising Displays. The outdoor advertising display market is also fragmented. Several large outdoor advertising companies have operations in multiple markets. Many more small companies operate a limited number of displays in a single or a few local markets. Although some consolidation has occurred in this segment of the out-of-home industry over the past few years, the OAAA estimated that, as of 1997, there were approximately 396,000 outdoor displays in the United States operated by more than 500 companies. The primary competitive factors in the outdoor advertising display market are the location of a company's displays and the price charged for their use.

Government Regulation

The government extensively regulates the outdoor advertising industry at the federal, state and local levels. These laws and regulations limit the growth of outdoor advertising companies and operate as a substantial barrier to entry in the industry and, in limited circumstances, may restrict advertising content. Construction of new outdoor structures has been substantially restricted to commercial and industrial areas. Many jurisdictions also have restricted the location, relocation, height and size of outdoor advertising structures. Some jurisdictions also restrict the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from non-illuminated to illuminated displays, and restrict the reconstruction of structures that are substantially destroyed as a result of storms or other causes. Some jurisdictions have enacted local laws and ordinances that prohibit wallscapes and other outdoor advertising on urban buildings.

We believe our displays conform to current laws and regulations. When leasing property for the installation of new outdoor advertising displays, we carefully review applicable laws, including building, sign and zoning ordinances. Because billboards are typically located adjacent to roads and highways, they are also subject to removal through condemnation or other actions by governmental entities in the event of road or highway improvement or expansion. While compensation for such actions is generally available, under existing state and local regulations, we may not be permitted to relocate any condemned displays.

In limited circumstances, governmental laws and regulations may also restrict the content of outdoor advertising. For example, some states have banned all outdoor advertising of tobacco products. In November 1998, 46 states signed a settlement agreement with the four largest American tobacco companies. Among other things, the agreement bans transit and outdoor advertising of the companies' tobacco products in the 46 states. The U.S Congress has also considered legislation that would severely restrict or ban such advertising.

The outdoor advertising industry is heavily regulated and existing or future laws or regulations could adversely affect us. To date, our operations have not been materially adversely affected by such laws and regulations.

Employees

At November 30, 1998, we had 165 full-time and 5 part-time employees, of whom 83 were primarily engaged in sales and marketing, 19 were engaged in art design and production, 35 were engaged in installation, construction or maintenance of transit or outdoor advertising displays, and 33 were employed in financial, administrative or similar capacities. None of our employees is covered by collective bargaining agreements, except for 4 installers in Portland, Oregon and 13 installers in British Columbia.


ITEM 2.    DESCRIPTION OF PROPERTIES

Our headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for our centralized design and production departments, as well as our accounting, credit, marketing and management personnel. The headquarters is leased at market rates from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were $123,000 and $171,000 during fiscal 1997 and 1998, respectively. Brian Obie, our Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, our Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries.

We lease local operating offices for sales, service and installation in Spokane, Yakima, Bremerton and Silverdale, Washington; Portland and Salem, Oregon; Ft. Lauderdale and Daytona Beach, Florida; Wallingford, Connecticut; Cleveland and Cincinnati, Ohio; Langhorne, Pennsylvania; Dallas and Austin, Texas; Sacramento, Monterey, Stockton and Santa Cruz, California; Norfolk, Virginia; Milwaukee and Madison, Wisconsin; Vancouver, Victoria and Kamloops, British Columbia; and London, Ontario. We also lease national sales offices in Los Angeles, Chicago and New York City. Total lease payments for the forgoing leases were $97,000 and $359,000 for fiscal 1997 and 1998, respectively.

We also lease parcels of property beneath outdoor advertising structures. Total lease expenses for these leases in fiscal 1997 and 1998 were $658,000 and $714,000, respectively. Our site leases are generally for a term of ten years, with two five-year renewal options at our discretion.


ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against Obie Media.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of Obie Media's shareholders during the fourth quarter of fiscal 1998.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

Since November 21, 1996, our Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "OBIE." The following table presents the high and low bid prices of our Common Stock as reported by The Nasdaq Stock Market, as adjusted to give retroactive effect to 11-for-10 stock splits declared by Obie Media in October 1997 and November 1998:

        Fiscal 1997                                  High      Low
         First Quarter .......................      $ 6.41    $5.47
         Second Quarter ......................        6.20     5.16
         Third Quarter........................        5.58     5.16
         Fourth Quarter ......................        8.24     5.16

        Fiscal 1998                                  High      Low
         First Quarter .......................      $ 9.66    $8.18
         Second Quarter ......................       10.91     9.32
         Third Quarter .......................       15.00     9.32
         Fourth Quarter ......................       15.00     9.09

As of February 23, 1999, there were approximately 72 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in "street name."

Dividends

The Company has not paid cash dividends on its Common Stock during the last two fiscal years and does not anticipate doing so in the foreseeable future. The Company plans to retain any future earnings to finance operations. In addition, our credit agreements may limit our ability to pay dividends or make other distributions on our Common Stock.

Recent Exempt Sales of Securities

In September  1998, as partial  consideration  for our acquisition of P & C, we:
(1) issued 55,000 shares of our Common Stock to Wayne P. Schur; (2) granted options to purchase a total of 137,500 shares of our Common Stock to Mr. Schur; and (3) granted an option to purchase 11,000 shares of our Common Stock to Mr. Schur's attorney. With respect to Mr. Schur's options, the exercise price for 126,500 shares is $7.92 per share and for 11,000 shares is $9.32 per share. The exercise price for the attorney's option is $9.32 per share. Options for 27,500 shares were exercisable on the date of grant, and the remaining 121,000 shares are exercisable in equal increments on the first four anniversaries of September 1, 1998, subject to certain provisions regarding Mr. Schur's continued employment with us. We also have agreed to issue up to 82,500 additional shares of our Common Stock to Mr. Schur depending on P & C's performance through November 30, 2001.

Issuance of the Common Stock and options was not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Mr. Schur was the President and sole shareholder of P & C and is a person sophisticated in the business of P & C and Obie Media. He has been named Executive Vice President and a director of Obie Media and will continue as President of P & C, one of our wholly owned subsidiaries. Transfer of the shares issued to Mr. Schur is restricted. The options are not transferable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Obie Media is an out-of-home advertising company, which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 1998, we had 33 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Since our IPO in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 7,000. We also operate and generally own approximately 760 advertising displays on billboards and walls in Washington, Oregon, California and Idaho.

Our gross revenues increased from $14.6 million in fiscal 1997 to $25.2 million in fiscal 1998, representing an increase of 72.4%. EBITDA increased from $2.8 million to $4.2 million in the same period, representing an increase of 48.6%. Giving effect to the acquisition of P & C as if it had occurred on December 1, 1997, we achieved pro forma net revenues of $28.2 million and EBITDA of $4.3 million for the fiscal year ended November 30, 1998. EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as operating income before depreciation and amortization.

Our growth is primarily the result of: (i) growth in our existing transit advertising business, primarily resulting from agreements with additional transit districts; (ii) the acquisition of P & C on September 1, 1998; and (iii) the development of new outdoor advertising displays. As a result of these factors, our operating performance is not necessarily comparable on a period-to-period basis. We plan to continue a strategy of expanding through both internal growth and acquisitions.

Our operating results are affected by general economic conditions, as well as trends in the advertising industry. Based on industry sources, in recent years outdoor advertising expenditures in the United States have increased more rapidly than total U.S. advertising expenditures. However, this trend may not continue and future outdoor advertising expenditures may grow more slowly than expenditures for the advertising industry as a whole.

Our gross revenues are derived from the sale of advertising on out-of-home advertising displays, primarily on transit vehicles under our transit district agreements and on outdoor advertising displays we own or operate. Gross revenues are a function of both the occupancy of these display spaces and the rates we charge. We focus our sales effort on maximizing occupancy levels while maintaining rate integrity in our markets. Over the past several years, our transit advertising operations have expanded more rapidly than our outdoor advertising operations. Revenues from transit advertising sales, as a percentage of gross revenues, increased from 63.3% in fiscal 1997 to 77.0% in fiscal 1998. Increases in our gross revenues over the last two fiscal years are primarily the result of the increased number of transit vehicles and outdoor displays on which we market advertising space and, to a lesser extent, rate increases.

Net revenues represent gross revenues less agency commissions. Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. While advertising agencies purchase the majority of the out-of-home advertising that we sell, we believe our focus on direct sales to accounts not served by advertising agencies has resulted in Obie Media recognizing agency commissions that, as a percentage of our aggregate gross revenues, are lower than the industry average. Customers represented by advertising agencies currently account for approximately 66% of our gross revenues. Agency commissions, as a percentage of our gross revenues, have risen recently, in large part because we have obtained new transit agreements in a number of districts where the previous providers made substantially all sales through advertising agencies.

Direct advertising expenses consist primarily of occupancy, production and installation, and sales costs. Occupancy expense primarily consists of two elements: (i) payments to transit districts for the right to sell advertising displayed on their vehicles; and (ii) lease payments to owners of property on which our outdoor advertising structures are located. Under our transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage (usually over 50%) of the advertising revenues generated by our use of the district's vehicles. Occupancy expense also includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Production and installation expenses consist primarily of the costs of producing, shipping and installing the advertising displays. Sales expenses consist primarily of the cost of staffing our sales force.

General and administrative expenses include costs related to individual markets, as well as corporate expenses. Expenses related to individual markets include expenses for the personnel and facilities required to administer that and neighboring markets. Corporate general and administrative expenses represent personnel and facilities costs for our executive offices and centralized staff functions. We believe that, although general and administrative expenses will increase on an absolute dollar basis as our revenues increase, such expenses will decline as a percentage of revenues.

Start-up costs are the costs we incur in pursuing new transit district agreements and the costs of establishing a sales force and office in a new market prior to beginning to operate under a new agreement. These costs consist primarily of travel expenses, various personnel costs, legal fees and the costs of preparing our proposals in response to transit district requests for proposals. The amount of start-up costs we will incur in the future will vary, both in total amount and as a percentage of revenues, depending on the number and complexity of proposals for new districts and our success in obtaining new contracts.

Recent Developments

In August 1998, our wholly owned Canadian subsidiary, Obie Media Limited, began selling transit advertising displays for BC Transit on approximately 1,500 transit vehicles in British Columbia. BC Transit is the transit authority for substantially all of the transit districts in British Columbia, including Vancouver (Canada's third largest market) and Victoria.

In September 1998, we acquired P & C, which has operated in the out-of-home advertising industry for over 50 years. P & C has 19 agreements with transit districts, including districts located in Hartford and Stamford, Connecticut; Fort Lauderdale and West Palm Beach, Florida; Cincinnati and Cleveland, Ohio; Richmond, Virginia; and Milwaukee, Wisconsin. As of November 30, 1998, P & C's transit agreements covered approximately 3,200 vehicles.

Obie Media acquired P & C for an aggregate purchase price of $7.6 million in cash, up to 137,500 shares of our Common Stock and options to purchase up to 148,500 additional shares of our Common Stock, of which $6.1 million and 55,000 shares were paid at closing, and options to purchase 27,500 shares were exercisable on the closing date. The remaining $1.5 million of the cash purchase price will be paid as follows: $500,000 on or before each of January 1, 2000 and 2001, and $250,000 on or before each of January 1, 2002 and 2003. The remaining 82,500 shares will be issued depending on P & C's performance through November 30, 2001, and the unvested options will become exercisable over four years, subject to the terms of an employment agreement with Wayne Schur, P & C's former shareholder. We financed the acquisition with borrowings.

The acquisition of P & C has been accounted for under the purchase method of accounting, with Obie Media recording most of the purchase price as goodwill. The amount of goodwill may increase in the future as additional stock options vest and if additional shares are issued as a result of P & C's future performance.

Obie Media began serving as the exclusive transit advertising provider for Tri-Met in 1994, pursuant to a five-year agreement. In 1996, Tri-Met extended its contract with Obie Media through June 30, 2001. The FTA, which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and Obie Media have agreed that our agreement with Tri-Met will terminate on June 30, 1999.

In December 1998, Tri-Met and Obie Media negotiated a settlement for damages resulting from the early termination of the contract. Under the terms of the settlement, Obie Media will receive cash payments and other financial benefits, and will transfer to Tri-Met, transit benches on which the Company sells advertising. In addition, the Company will retain a significant residual value of advertising contracts in existence at June 30, 1999, for up to one year. The Company expects the settlement to result in a pre-tax gain of more than $800,000 during fiscal 1999. As a result of the settlement, the Company does not expect that fiscal 1999 income and cash flows will be significantly affected in the event we are unable to renew our agreement with Tri-Met for the period after June 30, 1999. In December 1998, Obie Media submitted its response to Tri-Met's request for proposal for a new multi-year contract beginning July 1, 1999. In February 1999, Tri-Met advised us that Obie Media was in second place in the proposal process. Tri-Met is expected to make a final decision in March 1999.

In January 1999, we began operating transit advertising displays for transit districts in Madison, Wisconsin; Spokane, Washington and London, Ontario (representing a total of approximately 475 vehicles). In addition, in February 1999, we began operating transit advertising displays for a transit district in Yakima, Washington (representing approximately 20 vehicles).

Operating Results

Comparison of Years Ended November 30, 1997 and 1998

The following table presents certain items from our consolidated statements of income (and EBITDA) as a percentage of gross revenues.

                                                                  Year Ended
                                                                 November 30,
                                                           ---------------------
                                                              1997         1998
                                                           ----------   --------
         Transit advertising revenue..................       63.3 %       77.0 %
         Outdoor advertising revenue..................       36.7         23.0
                                                           --------     --------
         Gross revenue................................      100.0        100.0
         Less agency commissions......................        9.0          9.9
                                                           --------     --------
         Net revenues.................................       91.0         90.1
         Operating expenses:
             Direct advertising expense...............       54.7         58.7
             General and administrative...............       15.4         14.4
             Start-up costs...........................        1.6          0.4
                                                           --------     --------
         EBITDA.......................................       19.3         16.6
         Depreciation and amortization................        4.6          3.7
                                                           --------     --------
         Operating income.............................       14.7         12.9
         Interest expense.............................        4.0          3.1
         Minority interest............................        0.1            -
         Other income.................................        0.4            -
                                                           --------     --------
         Income before income taxes and extraordinary item   11.0          9.8
         Provision for income taxes...................        4.2          3.8
                                                           --------     --------
         Net income...................................        6.8 %        6.0 %
                                                           ========     ========

Revenues. Gross revenues increased $10.6 million, or 72.4%, from $14.6 million in fiscal 1997 to $25.2 million in fiscal 1998. This increase was principally due to transit advertising revenues associated with the operations of P & C (which we acquired September 1, 1998), as well as the addition of new districts, such as British Columbia (which we began operating in August 1998), and transit districts operating less than a full year in 1997, primarily Dallas (which we began operating in July 1997). Transit revenues increased $10.2 million, or 109.9%, from $9.3 million in fiscal 1997 to $19.4 million in fiscal 1998, primarily due to the above factors. Outdoor advertising revenues increased $423,000, or 7.9%, from $5.4 million in fiscal 1997 to $5.8 million in fiscal 1998, primarily due to higher rates and increased occupancy. Agency commissions increased $1.2 million, or 89.1%, from $1.3 million in fiscal 1997 to $2.5 million in fiscal 1998, primarily due to the large proportion of existing agency business in our new markets. As a result of the foregoing reasons, net revenues increased $9.4 million, or 70.8%, from $13.3 million in fiscal 1997 to $22.7 million in fiscal 1998.

Direct Advertising Expenses. Direct advertising expenses increased $6.8 million, or 84.8%, from $8.0 million in fiscal 1997 to $14.8 million in fiscal 1998. This increase was primarily the result of increased revenues. Direct advertising expenses increased, as a percentage of gross revenues, from 54.7% in fiscal 1997 to 58.7% in fiscal 1998, primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 61.8%, from $2.2 million in fiscal 1997 to $3.6 million in fiscal 1998. The increase resulted primarily from increased costs of administering new transit districts and districts which operated for less than all of fiscal 1997. General and administrative expenses, as a percentage of gross revenues, decreased from 15.3% in fiscal 1997 to 14.4% in fiscal 1998.

Start-Up Costs. Start-up costs decreased $130,000, or 55.1%, from $237,000 in fiscal 1997 to $106,000 in fiscal 1998, primarily because of the costs we incurred in fiscal 1997 when the then incumbent transit advertising operator in Dallas, Texas unsuccessfully challenged the award of the Dallas contract to us.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $271,000, or 40.9%, from $664,000 in fiscal 1997 to $936,000 in fiscal
1998, primarily due to our investment in equipment in new markets, our upgrading of computer capabilities in our existing operations and the amortization of goodwill associated with the P & C acquisition. Depreciation and amortization expenses are expected to increase in fiscal 1999 when goodwill from the P & C acquisition will be amortized for a full year as compared to three months in fiscal 1998. We are amortizing goodwill from the P & C acquisition of $7.8 million over 15 years using the straight-line method of amortization.

Operating Income. Due to the above factors, operating income increased $1.1 million, or 51.0%, from $2.2 million in fiscal 1997 to $3.3 million in fiscal 1998.

Interest Expense. Interest expense increased $192,000, or 32.8%, from $584,000 in fiscal 1997 to $776,000 in fiscal 1998, primarily due to the indebtedness incurred in connection with the acquisition of P & C.

Provision for Income Taxes. Provision for income taxes increased $363,000, or 59.1%, from $614,000 for fiscal 1997 to $978,000 in fiscal 1998, primarily due to the increase in income before income taxes. The increase in the provision for income taxes is greater, in percentage terms, than the increase in income before income taxes due to increased operations in higher tax rate jurisdictions, including Canada.

Net Income. As a result of the foregoing factors, net income increased $501,000, or 50.1%, from $1.0 million for fiscal 1997 to $1.5 million for 1998.

Seasonality

Obie Media's revenues and operating results historically have fluctuated by season. Typically, our results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year ending November 30. Our transit advertising operations are more seasonal than our outdoor advertising operations as our outdoor advertising display space, unlike our transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. We believe that the seasonality of our revenues and operating results will increase as our transit advertising operations continue to expand more rapidly than our outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions we have taken to implement our growth strategy, have contributed to fluctuations in our periodic operating results. These fluctuations likely will continue. Accordingly, our results of operations in any period may not be indicative of the results to be expected for any future period.

Liquidity and Capital Resources

We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at November 30, 1997 and 1998 was $647,000 and $1.0 million, respectively. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds. At November 30, 1998, Obie Media had outstanding borrowings of $16.3 million, of which $13.4 million was pursuant to long-term credit agreements, $1.5 million was pursuant to the agreement to acquire P & C, and $1.4 million was pursuant to our operating line of credit. Our indebtedness is collateralized by substantially all of our assets. See Note 5 to our consolidated financial statements. At November 30, 1998, available borrowing capacity under the line of credit, based on collateralized accounts, was $2.6 million.

Obie Media's net cash provided by operations was $817,000 and $1.8 million in fiscal 1997 and 1998, respectively. The increase was primarily due to increases in net income, accrued expenses, accounts payable and income taxes payable, offset in part by an increase in accounts receivable.

Net cash used in investing activities was $1.4 million and $8.0 million in fiscal 1997 and 1998, respectively. The increase from fiscal 1997 was primarily due to the $6.3 million used in the acquisition of P & C. Capital expenditures totaled $1.4 million and $1.7 million in fiscal 1997 and 1998, respectively.

Capital expenditures consist primarily of the cost of building outdoor advertising displays and the cost of opening new offices. We have no material future commitments for capital expenditures but anticipate that our capital expenditures, exclusive of those related to any future acquisition, will approximate $1.4 million in fiscal 1999.

Net cash provided by financing activities was $148,000 and $6.6 million in fiscal 1997 and 1998, respectively. Cash provided in fiscal 1997 was primarily from the float on Obie Media's payments. The increase from fiscal 1997 to fiscal 1998 was primarily due to borrowings used to finance the acquisition of P & C.

We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and finance our operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 1999. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

Year 2000 Compliance

The Year 2000 problem is the result of the inability of some computers and computer software programs to accurately recognize, for dates after 1999, dates which are often expressed as a two-digit number. The inability to accurately recognize date information could adversely affect computer operations and calculations or cause computer systems and computer-dependent mechanical systems not to operate at all.

We are in various stages of assessing our internal technical and non-technical systems to ascertain whether they are Year 2000 compliant. After conducting certain tests, we have identified one information processing system that is not Year 2000 compliant and have determined that the cost of replacing or updating the system should not exceed $25,000. We believe that our information processing systems used in financial reporting and record-keeping, and the majority of our incidental software systems, are Year 2000 compliant or can be made compliant on a timely basis without material cost. We are in the process of phasing out all of our personal computer workstations that are not Year 2000 compliant. We do not believe that a material number of our workstations will need to be replaced. We have not yet definitively determined the extent to which our information processing systems used in designing and producing artwork are Year 2000 compliant. Further, we have only generally assessed our non-technical systems that may be dependent upon computer components, including telephone and voice-mail  systems,  in  order to  identify  systems  that  are not  Year  2000 compliant.

We have engaged the services of a full-time information processing manager to, among other duties, assist in identifying any Year 2000 issues that may arise in our technical and non-technical systems and implement any necessary modifications. We intend to complete our Year 2000 assessment of our internal technical and non-technical systems by May 31, 1999 and to be Year 2000 compliant by November 30, 1999.

We have only generally assessed our relationships with third parties whose inability to achieve timely Year 2000 compliance could have a material adverse effect on our financial condition or results of operations. These third parties are primarily transit districts, advertising agencies, vendors, banks, utilities and freight companies whose failure to achieve timely Year 2000 compliance could delay customer orders for our services, delay receipt of payments by customers for services rendered and disrupt other aspects of our operations. We expect to continue to evaluate Year 2000 issues with regard to our material relationships with third parties through 1999. Certain of such third parties are subject to stringent regulations which mandate that they achieve timely Year 2000 compliance. We do not believe that the commodities and services upon which we rely are of a kind or nature which is particularly sensitive to Year 2000 issues. In addition, we believe that our diversified customer and supplier base should prevent one or a few of our vendors' or customers' failure to be Year 2000 compliant from having a material adverse effect on our financial condition or results of operations.

We have yet to determine the total estimated cost of our Year 2000 compliance program. Expenditures through November 30, 1998 are immaterial. We do not expect that Year 2000 compliance will have a material adverse effect on us. We believe that a reasonably likely worst case scenario as to the effect on us of the Year 2000 compliance issue is that several of our large customers fail to become Year 2000 compliant, thus delaying their advertising orders and reducing our revenues. In addition, as stated above, we may replace or update an information processing system which is not Year 2000 compliant at a cost that we believe should not exceed $25,000.

We have not developed a contingency plan in the event we or any of the third parties with which we have a material relationship fail to achieve timely Year 2000 compliance. We may develop a Year 2000 contingency plan depending on the results of our internal and external assessment of Year 2000 issues. We will continue to update our assessment of our Year 2000 readiness as we receive updated information from our Year 2000 compliance program.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to our consolidated financial statements.


ITEM 7.    FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-19 of this Annual Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

Directors and Executive Officers

Our directors and executive officers are as follows:

         Name                   Age   Position

         Brian B. Obie          57    Chairman of the Board, President and
                                          Chief Executive Officer (1)
         Wayne P. Schur         53    Executive Vice President and Director (2)
         Stephen F. Grover      57    Vice President and General Manager
         James W. Callahan      46    Chief Financial Officer and Treasurer
         Delores M. Mord        65    Secretary and Director (2)
         Randall C. Pape        48    Director (3)
         Stephen A. Wendell     57    Director (3)
         Richard C. Williams    59    Director (1)

(1) Term on the Board of Directors expires in 2001.
(2) Term on the Board of Directors expires in 1999.
(3) Term on the Board of Directors expires in 2000.

Brian B. Obie is the Chairman of the Board, President and Chief Executive Officer of Obie Media. He is a co-founder of Obie Media and has served as our President and as a director since our inception in 1987. Since January 1998, he has served as the Treasurer of Obie Media Limited, a British Columbia corporation and one of our wholly owned subsidiaries, and, since September 1998, as a director of P & C, another wholly owned subsidiary. Mr. Obie is also employed by and is a director of Obie Industries, where he has served as President since 1968. Obie Industries, which now operates as a real estate management company, was Obie Media's parent corporation until 1996. Mr. Obie has 39 years of experience in the out-of-home advertising industry. He has been Chairman of the Board of Centennial Bancorp, a bank holding company, since 1981. He is a former mayor of Eugene, Oregon.

Wayne P. Schur was appointed Executive Vice President of Obie Media in September 1998. He was appointed a director of Obie Media in October 1998 and is also a director of P & C. He was the President and sole or principal shareholder of P & C from August 1981 to September 1998, when P & C was acquired by Obie Media. He continues as President of P & C. Mr. Schur has 25 years of experience in the out-of-home advertising industry.

Stephen F. Grover was appointed Vice President of Obie Media in September 1996 and has served as Obie Media's General Manager since 1994. Since July 1998, he has also served as President of Obie Media Limited. He was Obie Media's General Sales Manager from 1993 to 1994 and a Regional Manager from 1991 to 1992. Mr. Grover has 32 years of experience in the out-of-home advertising industry.

James W. Callahan was appointed Chief Financial Officer and Treasurer of Obie Media in 1996. Since September 1998, he has served as a director and as Secretary and Treasurer of P & C. From 1994 to 1996, he was a consultant filling the role of chief financial officer of Obie Media. From 1994 to 1997, Mr. Callahan also served in the capacity of chief financial officer of Obie Industries and its subsidiaries. From 1990 to 1994, he served as Chief Financial Officer of Springfield Forest Products, Inc. Mr. Callahan was employed by Arthur Andersen LLP from 1975 to 1990, most recently as a tax partner.

Delores M. Mord is a co-founder of Obie Media and has served as our Secretary and as a director since our inception in 1987. She served as Vice President of Obie Media until 1996. Ms. Mord has served as an officer (currently as Vice President) and a director of Obie Industries since its formation in 1960. Ms. Mord has 37 years of experience in the out-of-home advertising industry.

Randall C. Pape became a director of Obie Media in 1996. In 1981, he was named President of Pape Bros., Inc., and since 1990 he has held the position of President and Chief Executive Officer of The Pape Group,

Inc., a supplier of capital equipment and services, which operates as a holding company for Pape Bros., Inc., Flightcraft, Inc., Hyster Sales Company, Pape Properties, Inc. and Industrial Finance Company. Since 1973, he has been President and Chief Executive Officer of Liberty Financial Group, which is a holding company for Liberty Federal Bank, SB, EcoSort LLC, Sanipac, Inc. and Commercial Equipment Lease Corporation. Mr. Pape has also served as a director of Northwest Natural Gas Company, a distributor of natural gas in Oregon and Washington, since 1996.

Stephen A. Wendell became a director of Obie Media in 1996. Since November 1998, Mr. Wendell has been a registered representative and investment advisory agent with KMS Financial Services, Inc., an independent privately owned financial services firm based in Seattle, Washington. From 1995 to February 1998, he was Chief Financial Officer and a director of Umpqua Feather Merchants, Inc., a manufacturer and distributor of fishing flies and related accessories. From 1992 to 1995, Mr. Wendell served as a consultant to Umpqua Feather Merchants, Inc. and other companies, including companies providing advertising and food services. Since 1993, Mr. Wendell has been the principal shareholder and President of Continental Land and Cattle Company, a residential real estate development company.

Richard C. Williams became a director of Obie Media in 1996. He has served as President, Chief Executive Officer and a director of Centennial Bancorp since 1981. He has served as Vice Chairman of Centennial Bank, a wholly owned subsidiary of Centennial Bancorp, since 1992, was its Chief Executive Officer from 1992 until January 1998, and was its President from 1977 to 1992. He has been a director of Centennial Bank since 1977. Mr. Williams also recently became a director of Elmer's Restaurants, Inc., a franchisor and operator of full-service, family-oriented restaurants.

Compliance with Section 16(a) of the Securities Exchange Act.

Our Articles provide that when we have six or more directors, our Board of Directors will be divided into three classes (Class 1, Class 2 and Class 3), with the members of each class serving for staggered three-year terms. We have six directors, and our Chief Executive Officer, as authorized by our Bylaws, has made the initial designation of directors to each of the three classes. Accordingly, at each annual meeting of our shareholders, the number of directors equal to the number of the directors in the class whose term expires at the time of the meeting will be elected to hold office until the third succeeding annual meeting. Our Articles limit the number of directors to nine.

Each officer serves at the discretion of our Board of Directors. No officer, other than Mr. Schur, is subject to an agreement that requires the officer to serve Obie Media for a specified number of years. Mr. Schur and Mr. Grover are subject to non-competition agreements. There are no family relationships among any of our directors or executive officers, except that Mr. Obie and Ms. Mord are cousins.

Board Committees

Obie Media has two standing committees, an Audit Committee and a Compensation Committee. It does not have a standing Nominating Committee. Stephen Wendell, Randall Pape and Richard Williams serve on the Audit and Compensation Committees of the Board of Directors. Mr. Wendell is chairman of the Audit Committee. Mr. Williams is chairman of the Compensation Committee.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% shareholders to file reports of stock ownership with the SEC. Our officers, directors and 10% shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

Based solely on our review of the copies of such forms that we received and written representations from our officers and directors, we believe that all required forms were timely filed with respect to fiscal 1998, except that Stephen Wendell filed one report late (covering three purchases of shares) and Richard Williams filed one report late (covering two purchases of shares).

ITEM 10.    EXECUTIVE COMPENSATION

   Compensation of Directors

Executive officers receive no compensation for serving as directors of Obie Media. All non-employee directors receive $5,000 for each year they serve as a director. Upon becoming a director, Obie Media grants to each nonemployee director a nonqualified stock option to purchase 5,000 shares of Common Stock under our Restated 1996 Stock Incentive Plan (the "Stock Plan"). On the date of each annual shareholder meeting, each nonemployee director is granted an additional option to purchase 1,000 shares. Options granted to nonemployee directors have a term of 15 years and an exercise price equal to the fair market value of our Common Stock on the grant date. The options become exercisable by the director at the rate of 20% per year of service.

Executive Compensation

The following table summarizes the compensation we paid during each of the last three fiscal years to our chief executive officer and our other executive officers whose salary and bonus exceeded $100,000 during fiscal 1998, together with Wayne Schur, who became our Executive Vice President on September 1, 1998 in connection with the P & C acquisition (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                             Securities      All Other
                                         Fiscal      Salary       Bonus      Underlying    Compensation
                                          Year        ($)          ($)        Options         ($)(1)
                                         --------  -----------  ----------- ------------- ----------------
Brian B. Obie,
Chairman of the Board, President          1998       $166,632      $25,000           456           $3,749
   and Chief Executive Officer            1997        157,200       25,000           -              3,568

Stephen F. Grover,
Vice President and                        1998       $109,360      $25,774        11,324           $3,558
    General Manager                       1997         96,000       18,000           -              3,020

James W. Callahan,
Chief Financial Officer and               1998        $84,270      $16,000           236           $2,326
    Treasurer                             1997         79,500       15,000           -                -

Wayne P. Schur,
Executive Vice President (2)              1998        $37,500          -         137,500           $  250
                                          1997            -            -             -                -


(1) Represents contributions made by us under our profit sharing and 401(k) plan on behalf of the applicable Named Executive Officer.

(2) Schur did not receive any compensation from us during fiscal 1996 or 1997 and only received salary from us for the last three months of fiscal 1998. P & C paid him an annual base salary of $200,000 in each of calendar 1997 and 1998 (paid through August 31, 1998), with bonuses of $110,000 and $30,000 in 1997 and 1998, respectively. In addition, P & C contributed $4,000 and $4,396 on his behalf under a P & C profit sharing and 401(k) plan for 1997 and 1998, respectively. Pursuant to Mr. Schur's employment agreement with us, his annual salary from September 1998 to September 1999 is $150,000, with his salary increasing by $25,000 each year through the five-year term of his employment agreement.

Stock Option Information

None of the Named Executive Officers exercised any options during fiscal 1998.

The following table sets forth certain information regarding options granted to the Named Executive Officers during fiscal 1998:

                        Option Grants in Last Fiscal Year

                                  % of Total
                                   Options      Per     Market                  Potential Realizable Value at

                                  Granted to   Share    Price on                Assumed Annual Rates of Stock

                      Options    Employees   Exercise   Grant   Expiration  Price Appreciation for Option Term
                                                                            --------------------------------
Name                  Granted      in 1998     Price     Date       Date       0% ($)     5%  ($)   10% ($)
------------------- -----------  ---------   --------  -------- ----------  --------- ----------- ----------
Brian B. Obie           456 (1)       0.2%    $ 9.55    $9.55    1/1/13         205       3,046       7,474
Stephen F. Grover    11,000 (2)       5.2%                       7/8/13                  88,110     223,190
                                               12.73    12.73                 -
                        324 (1)       0.2%                       1/1/13         146       2,164       5,310
                                                9.55     9.55
James W. Callahan       236 (1)       0.1%                       1/1/13         106       1,576       3,868
                                                9.55     9.55
Wayne P. Schur      126,500 (3)      59.4%                       9/1/13     378,235   1,246,025   2,578,070
                                                7.92    10.91
                     11,000 (3)       5.2%                       9/1/13      17,490      92,950     208,780
                                                9.32    10.91

(1) These options have a fifteen-year term and the shares subject to the options become exercisable at a rate of 25%, 35% and 40%, respectively, on the third, fourth and fifth anniversaries of the date of grant.

(2) This option has a fifteen-year term and becomes exercisable at a rate of 20% of the shares subject to the option each year beginning on the first anniversary of the date of grant.

(3) Mr. Schur's options have a ten-year term and become exercisable at the following rate: 20% of the shares subject to the option immediately upon date of grant; 22% of the shares subject to the option per year on each of the first, second and third anniversaries of the date of grant; and 14% of the shares subject to the option on the fourth anniversary of the date of grant.

The following table sets forth certain information regarding options held by the Named Executive Officers at November 30, 1998:

                 Aggregated Option Values at End of Fiscal Year

                                              Number of Securities
                                           Underlying Unexercised              Value of Unexercised
                                                     Options at              In-the-Money Options at
                                              November 30, 19980             November 30, 1998 ($)(1)
                                    ----------------------------------   ---------------------------------
Name                                 Exercisable      Unexercisable       Exercisable     Unexercisable
                                    ---------------  -----------------   --------------  -----------------
Brian B. Obie......................                         456                               $2,031
Stephen F. Grover..................     12,100           29,474            $102,900         $169,793
James W. Callahan..................      7,260           11,126             $61,740          $93,661
Wayne P. Schur.....................     27,500          110,000            $167,250         $653,600

(1) On November 30, 1998, the market price of our Common Stock was $14.00 per share. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to (i) the difference between that amount and the exercise price of the option multiplied by (ii) the number of the shares covered by the stock option.

Restated 1996 Stock Incentive Plan. Our Stock Plan provides for the issuance of 363,000 shares of Common Stock to our employees, directors and consultants. Shares may be issued pursuant to: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"); (ii) nonqualified stock options ("NSOs"); (iii) stock bonuses; and (iv) direct sales of stock. ISOs may be issued only to our employees and will have a maximum term of 10 years from the date of grant. The exercise price for ISOs may not be less than 100% of the fair market value of our Common Stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed

$100,000. In the case of ISOs granted to holders of more than 10% of our Common Stock, the exercise price may not be less than 110% of the fair market value of our Common Stock at the time of the grant, and the term of the option may not exceed five years. Under the Stock Plan, NSOs have a maximum term of 15 years from the date of grant and must be granted at an exercise price not less than 85% of the fair market value of our Common Stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Board's Compensation Committee, which administers the Stock Plan.

At November 30, 1998, options covering 191,461 shares were outstanding under the Stock Plan, with a weighted average exercise price of $7.45 per share, and an additional 159,560 shares remained available for future issuances under the Stock Plan.

Schur Employment and Noncompetition Agreement; Change-in-Control Arrangement

Schur Employment and Noncompetition Agreement. In connection with our acquisition of P & C in September 1998, we entered into a five-year employment and noncompetition agreement with Wayne Schur, the Executive Vice President and a director of Obie Media and the former shareholder of P & C. The agreement contains noncompetition and nondisclosure provisions. Under the agreement, Mr. Schur's annual salary initially is $150,000 and will increase by $25,000 in each of the second through fifth years of his employment. The agreement provides that we may terminate Mr. Schur's contract at any time after September 1, 2001 without "cause," as defined in the agreement. In that case, we generally would be liable to Mr. Schur for a severance benefit payment equal to his annual salary for the then upcoming contract year. The agreement further provides that we may terminate his contract at any time for cause. In such case, we would be liable to him only for salary and benefits earned by him through the date of such termination. Pursuant to Mr. Schur's employment agreement, on September 1, 1998, we granted him an NSO for 137,500 shares of our Common Stock (the "Option Shares"), of which 27,500 Option Shares were exercisable upon the grant date. The remaining 110,000 Option Shares will be exercisable in equal increments on the first, second, third and fourth anniversaries of September 1, 1998. If Mr. Schur terminates his employment with Obie Media during the first three years of his employment agreement, other than for breach of the agreement by us, he will forfeit any Option Shares not exercisable as of the date of such termination. Termination of Mr. Schur's employment for any other reason will not affect his right to receive the Option Shares.

Change-in-Control Arrangement. Under the terms of the acquisition agreement by which we acquired all of the outstanding stock of P & C from Mr. Schur, $1.5 million of the base purchase price and 82,500 shares of our common stock payable to Mr. Schur were deferred. The acquisition agreement provides that a portion of the deferred base purchase price is payable by us annually, with the final payment to be made to Mr. Schur no later than January 1, 2003. However, the agreement further provides that the entire unpaid purchase price is immediately payable to Mr. Schur upon a "Change of Management" of Obie Media (other than a Change of Management which results from the death or disability of Brian Obie). Under the agreement, the term "Change of Management" means that Brian Obie no longer serves as our Chief Executive Officer or that Mr. Obie (directly or indirectly through immediate family members) fails to own at least 25% of our outstanding Common Stock.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Obie Media's Common Stock as of November 30, 1998 (i) each person who is known by us to own beneficially more than 5% of our Common Stock; (ii) each director of Obie Media; (iii) each of the Named Executive Officers; and
(iv) all directors and executive officers of Obie Media as a group.

Name and Address                      Amount and Nature          Percentage of
of Beneficial Owner                of Beneficial Ownership       Common Stock

Brian B. Obie                          2,119,270 (2)(3)              49.1
Eugene, Oregon

Delores M. Mord                        426,471 (2)(3)                 9.9
Eugene, Oregon

Douglas D. Obie                        273,818 (4)                    6.3
Seattle, Washington

Christine Obie-Barrett                 268,978 (5)                    6.2
Eugene, Oregon

Wayne P. Schur                          82,500 (6)                    1.9
Langhorne, Pennsylvania

Randall C. Pape                         14,520 (6)                    *
Coburg, Oregon

Stephen A. Wendell                      10,670 (2)(6)                 *
Eugene, Oregon

Richard C. Williams                     32,606 (2)(6)                 *
Eugene, Oregon

Steven F. Grover                        12,100 (6)                    *
Eugene, Oregon

James W. Callahan                        9,680 (6)                    *
Eugene, Oregon

All executive officers and directors
as a group (8 persons)               2,694,704 (2)(3)(6)             61.7

* Less than 1 percent of the outstanding shares.

(1) A person is considered to "beneficially own" any shares: (a) over which such person exercises sole or shared voting or investment power; or (b) of which such person has the right to acquire ownership at any time within 60 days (e.g., through exercise of stock options). Voting and investment power relating to the shares referenced in the table above is exercised solely by the beneficial owner, except as indicated otherwise.
(2)      Includes  shares owned by the spouses of the named  persons as follows:
         Brian B. Obie, 30,250 shares;  Delores M. Mord, 103,713 shares; Stephen
         A. Wendell, 4,730 shares; Richard C. Williams, 2,207 shares; and for all officers and directors as a group, 140,900 shares. All named persons disclaim beneficial ownership of shares owned by their spouses.

(3) Includes 13,113 shares owned by Obie Media's profit sharing and 401(k) plan. Brian B. Obie and Delores M. Mord serve on the administrative committee with responsibility for plan decisions.

(4) Includes 36,476 shares held by Douglas D. Obie as trustee for the benefit of Christine Obie-Barrett's minor children. Also includes 6,369 shares beneficially owned by Douglas D. Obie's minor children, which are held by Christine Obie-Barrett as trustee.
(5) Includes 6,369 shares held by Christine Obie-Barrett as trustee for the benefit of Douglas D. Obie's minor children. Also includes 36,476 shares beneficially owned by Christine Obie-Barrett's minor children, which are held by Douglas D. Obie as trustee.
(6) Includes shares subject to options exercisable within 60 days after November 30, 1998, as follows: Wayne P. Schur, 27,500 shares; Randall
         C. Pape, 2,420 shares; Stephen A. Wendell, 2,420 shares; Richard C. Williams, 2,420 shares; Stephen F. Grover, 12,100 shares; James W. Callahan 7,260 shares; and for all officers and directors as a group, 54,120 shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our policy for transactions with affiliates, adopted following our IPO in November 1996, provides that all proposed transactions by Obie Media with directors, officers, 5% shareholders and their affiliates be entered into only if such transactions are (i) on terms no less favorable to Obie Media than could be obtained from unaffiliated parties, (ii) reasonably expected to benefit Obie Media and (iii) approved by a majority of the disinterested, independent members of our Board of Directors. Set forth below are descriptions of certain transactions between Obie Media and our directors, officers or 5% shareholders or their affiliates since December 1, 1996

Outdoor Advertising Displays

Until December 31, 1997, Obie Media leased outdoor advertising displays from MO Partners, in which Brian Obie and Delores Mord hold partnership interests of approximately 85% and 15%, respectively. The lease agreement required monthly payments of a minimum base rent plus additional rent equal to 5% of the gross revenues derived by Obie Media from advertising on the displays. The minimum base rental payments were $9,000 per month in calendar 1997. The lease expired at the end of 1997. Total lease expenses were $108,000 and $18,000 in fiscal 1997 and 1998, respectively. On December 31, 1997, we exercised our option, granted in fiscal 1996, to purchase the outdoor advertising displays of MO Partners for $698,000. Prior to the purchase of the outdoor displays from MO Partners, we had guaranteed certain indebtedness of MO Partners, the outstanding balance of which was $415,000 at November 30, 1997. We paid for the displays with a promissory note. Upon the note's payment in full in April 1998, our guaranty of the MO Partners debt was released. We believe the option price was at least as favorable to us as would have been available from an unrelated party through arms-length negotiations.

MO Partners also leases land to us for two outdoor advertising displays. Lease payments for these properties equal 20% of the annual revenues we derive from these displays. Lease payments were $12,000 in each of fiscal 1997 and 1998. We believe that the terms of these leases are at least as favorable to us as would be available with an unrelated third party through arms-length negotiations.

Office and Production Space

Prior to April 1997, Obie Media rented office and production space in three locations in Eugene, Oregon from Obie Industries, our parent until 1996, and another affiliated company. In April 1997, we consolidated our operations in Eugene in a headquarters building at one of these locations. The headquarters building is leased from Obie Industries at market rates. Our rental and lease payments on these properties were $123,000 and $171,000 in fiscal 1997 and 1998, respectively.

Personal Services

Brian Obie, our Chairman of the Board, President and Chief Executive Officer, provides limited services to Obie Industries and its subsidiaries. Mr. Obie is the President, a director and the controlling shareholder of Obie Industries. It is estimated that Mr. Obie spends on average less than 5% of his time working on Obie Industries matters.

ITEM 13.    EXHIBITS AND REPORTS ON FORM  8-K

(a)(1)   Financial  Statements.       The Financial Statements are listed in the
Index to Consolidated  Financial Statements on page F-1 of this Annual Report.

(a)(2)   Exhibits:

Exhibit Description

3.1      Restated Articles of Incorporation, as amended (1)

3.2      Restated Bylaws, as amended (1)

4.1      See Articles 3, 4 and 8 of Exhibit 3.1 and Articles 1, 2, 5, 6 and 7 of
         Exhibit 3.2(1)

10.1*    Restated 1996 Stock Incentive Plan

10.2     Form of Indemnification Agreement between the Company and its directors

10.3     Form of Indemnification Agreement between the Company and its officers

10.4 Lease between Obie Industries Incorporated and the Company, dated November 12, 1996(2)

10.5 Amendment, dated July 15, 1997, to lease agreement between Obie Industries Incorporated and the Company (2)

10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among the Company, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents

10.7 Stock Purchase Agreement among Registrant and Philbin & Coine, Inc. and Wayne P. Schur dated August 25, 1998 (3)

10.8* Employment Agreement, dated September 1, 1998, between the Company and Wayne P. Schur

10.9* Non-Qualified Stock Option Agreement, dated September 1, 1998, between the Company and Wayne P. Schur

21.1     List of Subsidiaries

23.1     Consent of Arthur Andersen LLP, Independent Accountants

27.1     Financial Data Schedule

99.1 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995: Certain Cautionary Statements

----------

*Management Contract or Compensatory Plan or Arrangement.

(1) Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-5728-LA), declared effective on November 21, 1996.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997 filed February 27, 1998.

(3)  Incorporated  by reference to the  Company's  Form 8-K filed  September 14,
1998.

     Upon written request to James W. Callahan, Chief Financial Officer of Obie Media Corporation, 4211 West 11th Avenue, Eugene, OR 97402, shareholders will be furnished a copy of any exhibit, upon payment of $ .25 per page, which represents the Company's reasonable expense in furnishing the exhibit requested.

(b) Reports on Form 8-K. In September and November 1998, the Company filed Forms 8-K and 8-K/A announcing the acquisition of Philbin & Coine, Inc. dba P&C Media, which forms are hereby incorporated by reference into this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBIE MEDIA CORPORATION

Dated:   February 26, 1999          By/s/ Brian B. Obie
                                       ----------------
                                       Brian B. Obie, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    PRINCIPAL EXECUTIVE OFFICER AND
                                    DIRECTOR:

Dated:   February 26, 1999          By/s/ Brian B. Obie
                                       ----------------
                                      Brian B. Obie, Chairman, President
                                      and Chief Executive Officer

                                    PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICERS:

Dated:   February 26, 1999          By/s/ James W. Callahan
                                       --------------------
                                      James W. Callahan,
                                      Chief Financial Officer and Treasurer

Dated:   February 26, 1999          By/s/ Michael E. Hubbard
                                       ---------------------
                                      Michael E. Hubbard,
                                      Corporate Controller

                                    DIRECTORS:

Dated:   February 26, 1999          By/s/ Delores M. Mord
                                       ------------------
                                     Delores M. Mord, Director

Dated:   February   , 1999          By
                                       ------------------
                                     Randall C. Pape, Director

Dated:   February 26, 1999          By/s/ Stephen A. Wendell
                                       ---------------------
                                     Stephen A. Wendell, Director

Dated:   February 26, 1999          By/s/ Richard C. Williams
                                       ----------------------
                                     Richard C. Williams, Director

Dated:   March 1, 1999              By/s/ Wayne P. Schur
                                       -----------------
                                     Wayne P. Schur, Director

EXHIBIT INDEX

Exhibit*

10.1     Restated 1996 Stock Incentive Plan

10.2     Form of Indemnification Agreement between the Company and its directors

10.3     Form of Indemnification Agreement between the Company and its officers

10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among the Company, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents

10.8 Employment Agreement, dated September 1, 1998, between the Company and Wayne P. Schur

10.9 Non-Qualified Stock Option Agreement, dated September 1, 1998, between the Company and Wayne P. Schur

21.1     List of Subsidiaries

23.1     Consent of Arthur Andersen LLP, Independent Accountants

27.1     Financial Data Schedule

99.1 Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act of 1995: Certain Cautionary Statements
--------------

* See Item 13(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.

                             OBIE MEDIA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants                                        F-2

Consolidated Balance Sheet as of November 30, 1997 and 1998              F-3

Consolidated Statements of Income for the years ended
         November 30, 1997 and 1998                                      F-4

Consolidated Statements of Changes in Shareholders'Equity
         (Deficit) for the years ended November 30, 1997 and 1998        F-5

Consolidated Statements of Cash Flows for the years ended
         November 30, 1997 and 1998                                      F-6

Notes to Consolidated Financial Statements                               F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Obie Media Corporation:

We have audited the accompanying consolidated balance sheets of Obie Media Corporation (an Oregon corporation) and subsidiaries as of November 30, 1997 and 1998, and the related consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Obie Media Corporation and subsidiaries as of November 30, 1997 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP
                                                          /s/Arthur Andersen LLP



Portland, Oregon,
  January 15, 1999 (except with respect to the matter
                    discussed in Note 10, as to which
                    the date is February 12, 1999)

                             OBIE MEDIA CORPORATION
                             ----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        AS OF NOVEMBER 30, 1997 AND 1998
                        --------------------------------

                                     ASSETS
                                     ------
                                                                 1997               1998
                                                             -----------        -----------
CURRENT ASSETS:
  Cash                                                       $      -           $   326,140
  Accounts receivable, net of allowance for doubtful
    accounts of $146,692 and $291,938, respectively            2,878,360          6,719,218
  Prepaid expenses and other current assets                      790,234          1,156,061
  Deferred income taxes                                        1,105,240            758,832
                                                             -----------        -----------
          Total current assets                                 4,773,834          8,960,251

PROPERTY AND EQUIPMENT, net                                    9,264,855         10,493,174

OTHER ASSETS:
  Goodwill, net                                                        -          7,696,394
  Other assets, net                                              245,733            497,512
                                                             -----------        -----------
                                                             $14,284,422        $27,647,331
                                                             ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Checks outstanding in excess of cash deposits              $   173,611           $      -
  Current portion of long-term debt                              859,323          1,511,276
  Line of credit                                                 742,864          1,414,877
  Accounts payable                                               403,449            780,268
  Accrued expenses                                             1,166,883          2,674,287
  Income taxes payable                                                 -            299,090
  Deferred revenue                                               781,204          1,247,470
                                                             -----------        -----------
          Total current liabilities                            4,127,334          7,927,268
                                                             -----------        -----------
DEFERRED INCOME TAXES                                            630,551            783,502

LONG-TERM DEBT, less current portion                           5,695,219         13,354,395
                                                             -----------        -----------
          Total liabilities                                   10,453,104         22,065,165

MINORITY INTEREST IN SUBSIDIARY                                   35,424             35,424

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issued and outstanding                       -                  -
  Common stock, without par value; 20,000,000 shares
    authorized, 4,241,034 and 4,315,728 shares
    issued and outstanding, respectively                       6,173,967          6,851,053
  Options issued for common stock                                      -            211,763
  Accumulated deficit                                         (2,378,073)        (1,516,074)
                                                             -----------        -----------
          Total shareholders' equity                           3,795,894          5,546,742
                                                             -----------        -----------
                                                             $14,284,422        $27,647,331
                                                             ===========        ===========

                             OBIE MEDIA CORPORATION
                             ----------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1998
                 ----------------------------------------------


                                                     1997               1998
                                                 -----------        -----------
REVENUES:
  Outdoor advertising                            $ 5,373,609        $ 5,796,230
  Transit advertising                              9,251,346         19,421,970
  Less- Agency commissions                        (1,322,129)        (2,500,455)
                                                 -----------        -----------
          Net revenues                            13,302,826         22,717,745

OPERATING EXPENSES:
  Direct advertising expenses                      8,004,869         14,792,952
  General and administrative                       2,241,849          3,628,028
  Start-up costs                                     236,743            106,375
  Depreciation and amortization                      664,207            935,545
                                                 -----------        -----------
          Operating income                         2,155,158          3,254,845

OTHER (INCOME) EXPENSE:
  Interest expense                                   584,258            776,001
  Minority interest in subsidiary                      8,017                  -
  Other                                              (51,492)                 -
                                                 -----------        -----------
INCOME BEFORE INCOME TAXES                         1,614,375          2,478,844

PROVISION FOR INCOME TAXES                           614,311            977,665
                                                 -----------        -----------
NET INCOME                                       $ 1,000,064        $ 1,501,179
                                                 ===========        ===========

BASIC NET INCOME PER SHARE                       $       .24        $       .35
                                                 ===========        ===========

DILUTED NET INCOME PER SHARE                     $       .23        $       .35
                                                 ===========        ===========


The accompanying notes are an integral part of these consolidated statements.

                             OBIE MEDIA CORPORATION
                             ----------------------
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1998
                 ----------------------------------------------


                                                           Options
                                                          Issued for
                                                            Common       Accumulated
                            Shares           Amount          Stock         Deficit           Total
                           ---------       ----------     ----------     ------------      ----------
BALANCE, November 30,
  1996                     4,235,000       $6,161,992     $    -          $(3,378,137)     $2,783,855

  Additional initial
    public offering
    expenses                    -             (24,788)         -                 -            (24,788)
  Issuance of common
    stock                      6,050           36,875          -                 -             36,875
  Purchase of
    fractional shares
    of common stock              (16)            (112)         -                 -               (112)
  Net income                    -                -             -            1,000,064       1,000,064
                           ---------       ----------     ----------     -------------     ----------
BALANCE, November 30,
  1997                     4,241,034        6,173,967          -           (2,378,073)      3,795,894

  Issuance of common
    stock for benefit
    plan and stock
    option exercises          19,694          127,788          -                 -            127,788
  Issuance of common
    stock for the
    acquisition of
    business                  55,000          512,500          -                 -            512,500
  Purchase of property
    from related party
    in excess of net
     book value                  -               -             -             (639,180)       (639,180)
  Options issued for
    common stock for
    the acquisition of
    business                     -               -          211,763              -            211,763
  Income tax benefit of
    nonqualified stock
    option exercises             -             36,798          -                 -             36,798
  Net income                     -               -             -            1,501,179       1,501,179
                           ---------       ----------     ----------      ------------     ----------
BALANCE, November 30,
  1998                     4,315,728       $6,851,053     $ 211,763       $(1,516,074)     $5,546,742
                           =========       ==========     ==========      ============     ===========

The accompanying notes are an integral part of these consolidated statements.

                             OBIE MEDIA CORPORATION
                             ----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1998
                 ----------------------------------------------

                                                           1997                1998
                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 1,000,064          $ 1,501,179
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                        664,207              935,545
      Deferred income taxes                                614,311              499,359
      Minority interest in subsidiary                        8,017                    -
      Change in assets and liabilities
        net of effect of acquisition:
          (Increase) decrease in-
            Accounts receivable                         (1,328,167)          (2,759,773)
            Prepaid expenses and other assets             (106,961)            (231,977)
          Increase (decrease) in-
            Accounts payable                              (316,696)             337,735
            Income taxes payable                                 -              335,888
            Accrued expenses                                96,443              927,378
            Deferred revenue                               185,902              230,859
                                                       ------------         ------------
          Net cash provided by operating activities        817,120            1,776,193

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (1,439,617)          (1,679,981)
  Acquisition of business, net of cash acquired                  -           (6,288,846)
  Other investing activities                                     -              (36,259)
                                                       ------------         ------------
          Net cash used in investing activities         (1,439,617)          (8,005,086)
                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         -               55,885
  Costs to issue common stock                              (24,788)                   -
  Net borrowings (payments) on lines of credit             742,864              672,013
  Checks outstanding in excess of cash deposits            173,611             (173,611)
  Proceeds from long-term debt                                   -            7,698,000
  Net payments on long-term debt                          (744,018)          (1,584,871)
  Payments of debt issuance costs                                -              (69,371)
  Other financing activities                                  (112)             (43,012)
                                                       ------------         ------------
          Net cash provided by financing activities        147,557            6,555,033
                                                       ------------         ------------
NET INCREASE IN CASH                                      (474,940)             326,140

CASH, beginning of period                                  474,940                    -
                                                       ------------         ------------
CASH, end of period                                       $      -          $   326,140
                                                       ============         ============
                                                                              (Continued)

                             OBIE MEDIA CORPORATION
                             ----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1998
                 ----------------------------------------------
                                   (Continued)


                                                           1997                 1998
                                                       ------------         ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Issuance of stock to employee benefit plan           $    36,875          $    71,903
  Note payable issued to acquire outdoor advertising
    structures                                                   -              698,000
  Issuance of common stock and stock options for the
    acquisition of business                                      -              724,263
  Issuance of note payable for the acquisition of
    business                                                     -            1,500,000
  Costs associated with financing activities                     -              131,855
  Income tax benefit of nonqualified stock option
    exercises                                                    -               36,798
  Interest capitalized                                      10,637               14,104

CASH PAID FOR INTEREST                                     571,445              850,626

CASH PAID FOR TAXES                                          7,890              138,216


The accompanying notes are an integral part of these consolidated statements.

                             OBIE MEDIA CORPORATION
                             ----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           NOVEMBER 30, 1997 AND 1998
                           --------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Company
-------

Obie Media Corporation (the Company) is a full service out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). At November 30, 1998, the Company had 33 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. These transit districts are located in, among other advertising markets: Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; Cincinnati and
Vancouver, British Columbia. The Company also operates and generally owns advertising displays on billboards and walls in Washington, Oregon, California and Idaho.

On November 21, 1996, the Company completed an initial public offering (the "IPO") of 1,210,000 shares of its common stock, raising $5,887,204, net of expenses of $1,112,796. The net proceeds were used to reduce previously outstanding debt.

Spin-Off
--------

Prior to November 20, 1996, the Company was a subsidiary of Obie Industries Incorporated. To facilitate the IPO, the Company was spun-off as a separate entity.

Prior to the spin-off, the Company engaged in various transactions with affiliates under common control. These transactions included advances of working capital to affiliates for a discontinued business and for capital expenditures. Such transactions resulted in a net receivable consisting of amounts receivable from and payable to affiliated companies. As part of the spin-off, the net receivable from affiliates totaling $1,752,480 was distributed by the declaration of a dividend and, accordingly, increased the Company's accumulated deficit.

Philbin & Coine, Inc. Acquisition
---------------------------------

On September 1, 1998, the Company acquired all of the outstanding stock of Philbin & Coine, Inc., a New York corporation doing business as P&C Media ("P&C") in exchange for 55,000 newly issued shares of the Company's common stock valued at $512,500, stock options for 27,500 shares of the Company's common stock valued at $211,763 (Note 7), cash of approximately $6,100,000, a note for $1,500,000 due in future years (Note 5) and fees and expenses of $191,497. Additionally, subject to certain performance contingencies in the purchase agreement, the Company will be required to issue up to an additional 82,500 shares of the Company's common stock to the former P&C shareholder in future years. The value of any subsequently issued shares will be allocated to goodwill.

Included in accounts receivable in the accompanying balance sheets at November 30, 1998 is a receivable from the former shareholder of P&C for approximately $76,000, which relates to the acquisition of P&C.

The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill. The operations of P&C have been included in the accompanying financial statements since the date of acquisition.

A summary of the net assets acquired follows:

               Working capital                            $  408,123
               Property and equipment                        273,564
               Other assets                                   11,680
               Intangibles                                 7,822,393
                                                          ----------
                                                          $8,515,760
                                                          ==========

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of P&C had occurred as of the beginning of fiscal year 1997 and 1998:

                                             1997            1998
                                         -----------     -----------
               Net revenue               $19,422,850     $28,197,250
               Operating income            1,266,971       2,847,366
               Net income                    621,396       1,054,648
               Net income per share-
                 Basic                          $.14            $.24
                 Diluted                        $.14            $.24

These pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of the results that will be obtained in the future.

Basis of Presentation

The consolidated financial statements include the Company, its wholly owned subsidiary, Obie Media Limited, and its 50% owned subsidiary, OB Walls, Inc. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary, Obie Media Limited, are translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. The effect of the foreign currency translation was insignificant for the year ended November 30, 1998.

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

Revenue Recognition

The Company has contracts to provide future advertising to its customers. Advertising revenue is recognized ratably over the period the advertising is displayed. Payments received and amounts billed for advertising revenue in advance of display are deferred. Costs incurred for the production and installation of outdoor advertising displays, which are not specifically recoverable in the event the related contract is canceled, are expensed as incurred. Costs incurred for the production and installation of displays for transit advertising, which are paid for by the customer ratably over the term of the advertising contract and are specifically recoverable in the event the related contract is canceled, are deferred and recognized as expense as the related revenue is recognized over the life of respective contracts.

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

At November 30, 1998, the Company had agreements with 33 transit districts. Customers advertising on transit vehicles owned by the six largest transit districts of Portland, Oregon; Dallas; Cleveland; British Columbia; Milwaukee and Cincinnati represented approximately 53% of the Company's total net revenues for the year ended November 30, 1998. No single advertising customer represented 10% or more of the Company's revenues for any of the periods presented in the accompanying financial statements.

Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount (Notes 8 and 10).

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 1997 and 1998, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximates. Changes in the methodologies and assumptions could significantly affect the estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives. Additions and improvements, including interest incurred during construction, are capitalized. Normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of assets sold or otherwise retired are removed from the accounts and the resulting gain or loss is recognized. Interest expense incurred is capitalized in connection with the construction of properties and equipment.

Goodwill and Other Long-Lived Assets

Goodwill resulting from the P&C acquisition is being amortized over 15 years using the straight-line method and is net of amortization of $126,000 at November 30, 1998. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected earnings. If the valuation indicates that undiscounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

Earnings Per Share

Beginning in the Company's fiscal year ended November 30, 1998, basic earnings per share ("EPS") and diluted EPS are required to be computed using the methods prescribed by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. Such amounts have been retroactively adjusted to reflect the 10-for-1 stock split which occurred in 1996, the 11-for-10 stock split which occurred in November 1997 and the 11-for-10 stock split which occurred in November 1998 (Note 7).

Following is a reconciliation of basic EPS and diluted EPS:

                                                     Year Ended November 30, 1997
                                                  ----------------------------------
                                                                           Per Share
                                                    Income       Shares     Amount
                                                  ----------   ---------   ---------
Basic EPS-
  Income available to common shareholders         $1,000,064   4,237,387      $0.24
Effect of dilutive securities-
  Stock options                                            -      52,965
                                                  ----------   ---------
Diluted EPS-
  Income available to common shareholders         $1,000,064   4,290,352      $0.23
                                                  ==========   =========


                                                     Year Ended November 30, 1998
                                                  ----------------------------------
                                                                           Per Share
                                                    Income       Shares     Amount
                                                  ----------   ---------   ---------
Basic EPS-
  Income available to common shareholders         $1,501,179   4,263,327      $0.35
Effect of dilutive securities-
    Stock options                                          -      59,242
                                                  ----------   ---------
Diluted EPS-
  Income available to common shareholders         $1,501,179   4,322,569      $0.35
                                                  ==========   =========

New Accounting Pronouncements

Effective in its fiscal year ending November 30, 1999, the Company will be required to adopt SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Management does not expect that the impact of adoption of these pronouncements will be material to the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

                                                             November 30,
                                                        ----------------------
                                                          1997        1998
                                                        --------    ----------
            Prepaid leases                              $322,811    $  379,435
            Transit advertising production costs         294,991       500,297
            Other                                        172,432       276,329
                                                        --------    ----------
                                                        $790,234    $1,156,061
                                                        ========    ==========

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                              November 30,
                                                        ------------------------
                                                            1997          1998     Asset Lives
                                                        -----------   -----------  -----------
            Outdoor advertising structures              $10,577,588   $11,281,887     20 years
            Other equipment and leaseholds                2,139,119     3,434,153   5-20 years
                                                        -----------   -----------
                                                         12,716,707    14,716,040
            Less- Accumulated depreciation                3,451,852     4,222,866
                                                        -----------   -----------
                                                        $ 9,264,855   $10,493,174
                                                        ===========   ===========

4.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                              November 30,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------
            Transit district fees                        $  753,571  $1,890,581
            Payroll and related items                       307,365     403,073
            Other                                           105,947     380,633
                                                         ----------  ----------
                                                         $1,166,883  $2,674,287
                                                         ==========  ==========

5.  FINANCING ARRANGEMENTS:

Long-term debt consists of the following:

                                                                    November 30,
                                                              -----------------------
                                                                 1997        1998
                                                              ----------  -----------
Term loan with U.S. Bank National Association ("U.S.
  Bank"), as described below                                  $6,340,000  $ 5,565,000
Note payable in annual payments of $12,000 plus interest
  at 10%, with collateral of outdoor
  advertising structures, due October 1999                        24,000       12,000
Note payable in monthly payments of $5,900 including
  interest at 10%, guaranteed by Brian B. Obie (the
  Company's Chairman of the Board, President and Chief
  Executive Officer), due April 2000                             149,786       96,025
Note payable to U.S. Bank, as described below                          -      664,762
Notes payable in monthly payments of $2,219 including
  interest ranging from 9% to 9.98%, with collateral of
  several vehicles, maturing through November 2002                40,756       27,884
Bridge loan with U.S. Bank, as described below                      -       7,000,000
Note payable to former shareholder of P&C in certain
   installment payments plus interest at 6%, due January 1,
   2003 (Note 1)                                                    -       1,500,000

                                                               ----------  -----------
                                                                6,554,542   14,865,671
Less- Current portion                                             859,323    1,511,276
                                                               ----------  -----------
                                                               $5,695,219  $13,354,395
                                                               ==========  ===========

The aggregate principal payments due on the above debt subsequent to November 30, 1998 are:

      Fiscal Year Ending
         November 30,

             1999                      $ 1,511,276
             2000                        2,736,136
             2001                        2,705,178
             2002                        2,455,524
             2003                        2,449,718
          Thereafter                     3,007,839
                                       -----------
                                       $14,865,671
                                       ===========

In October 1996, the Company received a $12,000,000 bridge loan from U.S. Bank, which was used to refinance substantially all of the Company's then existing debt. Upon the completion of the IPO, the outstanding balance on this bridge loan was reduced to $7,000,000. Effective February 12, 1997, the outstanding balance was converted to a seven-year term loan, payable in monthly installments, due April 30, 2004. On September 1, 1998, the term of the loan was amended to be due on December 15, 2003, payable in monthly installments, with interest to be based, at the Company's option, partially at the London Inter-Bank Offering rate ("LIBOR") plus 2% (7.25% at November 30, 1998) and the remainder at U.S. Bank's prime rate plus .5% (8.25% at November 30, 1998). The loan is collateralized by substantially all of the Company's assets.

On August 1, 1998, the Company received a $698,000 loan from U.S. Bank, which was used to pay a note due to an affiliated partnership (Note 8). The loan is payable in monthly installments of $8,310 through July 15, 2005, with interest to be based, at the Company's option, partially at LIBOR plus 2% (7.71875% at November 30, 1998) and the remainder at U.S. Bank's prime rate plus .5% (8.25% at November 30, 1998). The loan is collateralized by substantially all of the Company's assets.

On September 1, 1998, the Company received a $7,000,000 bridge loan from U.S. Bank, which was used to finance the Company's acquisition of P&C (Note 1) as well as pay down certain indebtedness of P&C in connection with the acquisition. The principal balance is due on August 31, 1999, or upon closing of a secondary offering, whichever is earlier. Interest is based on LIBOR plus 2% (7.59375% at November 30, 1998). The loan is collateralized by substantially all of the Company's assets.

In the event that a secondary offering does not occur by August 31, 1999, or the secondary offering does not provide sufficient net proceeds for repayment of the $7,000,000 bridge loan, the Company, at its option, can convert the bridge loan into a seven-year term loan, with the principal amount limited to the lesser of $7,000,000 or the unpaid balance of the bridge loan principal and interest, immediately following application of all net proceeds of any secondary offering. The first monthly installment would be due on the 15th day of the first calendar month following the closing of the term loan, with interest to be based, at the Company's option, on LIBOR plus 2% or at U.S. Bank's prime rate plus 0.5%. Therefore, at November 30, 1998, this loan is classified as long-term on the balance sheet. The aggregate principal payments due on this debt subsequent to November 30, 1998 are included in the five-year debt payout schedule above.

The Company also has a $4,000,000 operating line of credit with U.S. Bank. The interest rate is at U.S. Bank's prime rate (8.0% at November 30, 1998) and the line is collateralized by receivables, equipment, inventory and contract rights. The outstanding balance on this line of credit at November 30, 1997 and 1998, was $742,864 and $1,414,877, respectively.

The Company was in compliance with all loan covenants at November 30, 1998.

6.  INCOME TAXES:

The provision for income taxes was a deferred provision of $614,311 for the year ended November 30, 1997. For the year ended November 30, 1998, the provision for income taxes included a current provision of $478,306 and a deferred provision of $499,359.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                      November 30,
                                              ----------------------------
                                                 1997               1998
                                              ----------         ---------
Current deferred tax assets:
  Deferred revenue                            $  457,595         $ 621,895
  Prepaid commissions                            291,029           224,560
  Allowance for doubtful accounts                 56,652           112,746
  Net operating loss carryforwards               442,565                 -
  Accrued expenses and other                       6,001            25,468
                                              ----------         ---------
          Total current deferred tax assets    1,253,842           984,669

Current deferred tax liabilities:
  Prepaid fees and other                        (148,602)         (225,837)
                                              ----------         ---------
          Net current deferred tax assets     $1,105,240         $ 758,832
                                              ==========         =========

Noncurrent deferred tax liabilities:
  Property and equipment                      $  630,551         $ 783,502
                                              ==========         =========

Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable income.

Income tax expense for the years ended November 30, 1997 and 1998 differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income, as follows:



                                                        Year Ended November 30,
                                                        -----------------------
                                                          1997           1998
                                                        --------       --------
Computed "expected" tax expense                         $548,888       $842,807
Increase in income taxes resulting from-
  State and local taxes, net of federal income
    tax benefit                                           65,423        114,523
  Other differences, net                                       -         20,335
                                                        --------       --------
          Actual income tax expense                     $614,311       $977,665
                                                        ========       ========

7. SHAREHOLDERS' EQUITY:

The Company's Restated Articles of Incorporation authorize the issuance of up to 20,000,000 shares of common stock and 10,000,000 shares of preferred stock issuable in series ("Preferred Stock").

In connection with the Company's IPO, the Company's Articles of Incorporation were amended and restated on October 1, 1996 to authorize a 10-for-1 stock split. In October 1997, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1997. In November 1998, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1998.

Preferred Stock

The Board of Directors is authorized, without further shareholder authorization, to issue Preferred Stock in one or more series and to fix the terms and provisions of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights and rights on liquidation, including preferences over common stock.

Common Stock

Holders of common stock are entitled to one vote per share on all matters requiring shareholder vote. Holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of any funds lawfully available therefor, and, in the event of liquidation or distribution of assets, are entitled to participate ratably in the distribution of such assets remaining after payment of liabilities, in each case subject to any preferential rights granted to any series of Preferred Stock that may then be outstanding.

Stock Options

On September 1, 1998, the Company granted nonstatutory stock options to the former shareholder of P&C, as part of the acquisition of P&C (Note 1), exercisable for 137,500 shares of the Company's common stock. Additionally, as part of the acquisition, the Company granted nonstatutory stock options to the legal counsel of the P&C shareholder exercisable for 11,000 shares of the Company's common stock. Of the 148,500 stock options granted, 27,500 were exercisable on the date of grant at an exercise price of $7.92 per share, and included in the purchase price for the acquisition of P&C (Note 1). The remaining 110,000 options granted to the former shareholder of P&C are exercisable in 27,500 increments on the annual anniversary dates of the Company's employment agreement signed with the former P&C shareholder, subject to certain provisions regarding the former P&C shareholder's employment with the Company. These options will be recorded as additional goodwill once the contingent provisions are met.

In addition, on October 2, 1996, the Company's Board of Directors and shareholders adopted the 1996 Stock Incentive Plan (the "Plan"), which provides for the issuance of 363,000 shares of common stock pursuant to Incentive Stock Options ("ISOs"), Nonqualified Stock Options ("NSOs"), stock bonuses and stock sales to employees, directors and consultants of the Company. ISOs may be issued only to employees of the Company and will have a maximum term of ten years from the date of grant. The exercise price for ISOs may not be less than 100% of the fair market value of the common stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock at the time of the grant, and the term of the option may not exceed five years. NSOs may be granted at not less than 85% of the fair market value of the common stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Board of Directors' Compensation Committee, which administers the Plan. Activity under the Plan is summarized as follows:

                                                                      Weighted
                                     Shares        Shares Subject     Average
                                 Available for     to  Options        Exercise
                                     Grant                             Price
                                 -------------     --------------    ---------
BALANCES, November 30, 1996         222,035          140,965           $5.50
  Options granted                   (20,570)          20,570            6.21
  Options canceled                    2,420           (2,420)           5.50
                                   --------          -------
BALANCES, November 30, 1997         203,885          159,115            5.59
  Options granted                   (72,150)          72,150           11.24
  Options canceled                   27,825          (27,825)           7.51
  Options exercised                       -          (11,979)           5.50
                                   --------          -------
BALANCES, November 30, 1998         159,560          191,461            7.45
                                   ========          =======

Statement of Financial Accounting Standards No. 123

During 1995, the Financial Accounting Standards Board issued SFAS 123, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended November 30, 1997 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                    Year Ended
                                    November 30,
                               ---------------------
                                 1997          1998
                               -------       -------
Risk-free interest rate          6.25%         6.00%
Expected dividend yield             0%            0%
Expected lives                 8 years       6 years
Expected volatility             55.84%        53.11%

Using the Black-Scholes methodology, the total value of options granted during the years ended November 30, 1997 and 1998, was $78,160 and $482,453, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended November 30, 1997 and 1998, was $4.60 and $7.36, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                          Year Ended November 30,
                              ---------------------------------------------
                                       1997                    1998
                              ---------------------   ----------------------
                                  As                      As
                               Reported   Pro Forma    Reported   Pro Forma
                              ----------  ---------   ----------  ----------
Net income                    $1,000,064  $931,396    $1,501,179  $1,396,956
Diluted net income per share     $0.23      $0.22        $0.35       $0.33

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at November 30, 1998:

                       Options Outstanding                          Options Exercisable
   -----------------------------------------------------------    ------------------------
                                      Weighted
                       Number          Average        Weighted        Number         Weighted
     Range of      Outstanding at     Remaining       Average     Exercisable at      Average
     Exercise      November 30,      Contractual      Exercise     November 30,      Exercise
      Prices           1998          Life - Years      Price           1998            Price
   ------------    --------------    ------------    ---------    --------------    ----------
   $       5.50       113,740            12.9         $ 5.50           45,496         $5.50
      6.10-6.25        16,214            13.2           6.25            3,630          6.23
           7.92       126,500             9.8           7.92           27,500          7.92
      9.06-9.55        44,675            11.4           9.40             -             -
    10.00-10.23         5,500            14.4          10.14             -             -
    12.73-13.86        33,332            14.4          12.85             -             -
   ------------       -------            ----         ------           ------         -----
   $ 5.50-13.86       339,961            11.7         $ 7.74           76,626         $6.40
   ============       =======            ====         ======           ======         =====

At December 31, 1997, 24,079 options were exercisable at a weighted average exercise price of $5.50 per share.

8.  COMMITMENTS AND CERTAIN RELATED PARTY TRANSACTIONS:

Transit Agreements

Certain transit agreements require the Company to remit to the transit district the greater of a percentage of the related advertising revenues or a guaranteed minimum amount. At November 30, 1998, future guaranteed minimum payments under the transit agreements are as follows:

      Fiscal Year Ending
         November 30,

             1999                     $14,780,733
             2000                      14,473,484
             2001                      14,636,890
             2002                      10,209,046
             2003                       7,019,531
          Thereafter                    8,630,785

Operating Leases

The Company leased outdoor advertising structures from an affiliated partnership. The lease agreement required monthly payments of a minimum base rent plus additional rent equal to 5% of the gross revenues derived from advertising displayed on the structures. Minimum base rent payments were $8,500 per month through December 1996, and increased to $9,000 per month for the following calendar year. The lease expired December 31, 1997. Total lease expense pursuant to this lease was $108,397 and $17,981 for the years ended November 30, 1997 and 1998, respectively.

In December 1997, the Company exercised its option to purchase the property discussed above at a purchase price of $698,000. In accordance with generally accepted accounting principles, the Company recorded only the book value carried on the books of the affiliated partnership at the date of purchase. The difference between the net book value of these assets and the purchase price has been recorded as an addition to the Company's accumulated deficit.

The Company also rents office and production space from affiliates. Such rents totaled $123,180 and $171,096 for the years ended November 30, 1997 and 1998, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $755,486 and $1,073,074 for the years ended November 30, 1997 and 1998, respectively.

At November 30, 1998, future minimum lease payments for all operating leases described above are as follows:

      Fiscal Year Ending
         November 30,

             1999                    $1,391,974
             2000                     1,264,114
             2001                     1,140,144
             2002                       859,667
             2003                       659,753
          Thereafter                  1,961,171

9.  EMPLOYEE BENEFIT PLAN:

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During the years ended
November 30, 1997 and 1998, the Company accrued $32,154 and $86,304, respectively, as contributions to the plan. In 1997, the Company paid the 1996 accrued contribution through a contribution of 6,050 shares of its common stock to the Plan and the balance in cash. In 1998, the Company paid the 1997 accrued contribution through a contribution of 7,715 shares of its common stock to the Plan and the balance in cash.

10.  SUBSEQUENT EVENT:

The Company has a contract to provide advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and the Company have agreed that the Company's agreement with Tri-Met will terminate on June 30, 1999 and in December 1998 entered into an agreement to compensate the Company for early termination of the existing contract. Tri-Met is soliciting proposals for transit advertising sales services for a five-year term beginning July 1, 1999. In December 1998, the Company submitted its response to Tri-Met's request for proposal for a new multi-year contract beginning July 1, 1999. In February 1999, the Company was advised by Tri-Met that it was in second place in the proposal process. Tri-Met is expected to make a final decision in March 1999.