Form 10QSB
period 1999-02-28
OBIE MEDIA CORP
filed 1999-04-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 February 28, 1999
                               -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from ___________________to_______________________

                        Commission File Number 000-21623

                             OBIE MEDIA CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         OREGON                                               93-0966515
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


4211 West 11th Ave., Eugene, Oregon                  97402
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

     As of April 6, 1999, 4,322,949 shares of the issuer's common stock were outstanding.

     This report contains 12 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           February 28,      November 30,
                                                              1999              1998
                                                           ------------      ------------
CURRENT ASSETS:
  Cash                                                         $11,180          $326,140
  Accounts receivable, net                                   5,280,406         6,719,218
  Prepaids and other current assets                          1,194,524         1,156,061
  Deferred income taxes                                        758,832           758,832

                                                           ------------      ------------
      Total current assets                                   7,244,942         8,960,251

PROPERTY AND EQUIPMENT, NET                                 10,657,744        10,493,174
GOODWILL, NET                                                7,556,264         7,696,394
OTHER ASSETS                                                   478,195           497,512
                                                           ------------      ------------
                                                           $25,937,145       $27,647,331
                                                           ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                         $2,285,422        $1,511,276
  Line of credit                                               827,079         1,414,877
  Accounts payable                                           1,088,128           780,268
  Accrued expenses                                           1,111,580         2,674,287
  Income taxes payable                                         333,008           299,090
  Deferred revenue                                           1,111,881         1,247,470
                                                           ------------      ------------
      Total current liabilities                              6,757,098         7,927,268

DEFERRED INCOME TAXES                                          783,502           783,502
LONG-TERM DEBT, LESS CURRENT PORTION                        12,287,680        13,354,395
                                                           ------------      ------------
       Total liabilities                                    19,828,280        22,065,165
                                                           ------------      ------------

MINORITY INTEREST IN SUBSIDIARY                                 35,424            35,424

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; 10,000,000 shares
      authorized, no shares issued or outstanding
  Common stock, without par value; 20,000,000 shares
      authorized, 4,321,321 and 4,315,728 shares
      issued and outstanding, respectively                   6,941,599         6,851,053
  Options issued for common stock                              211,763           211,763
  Foreign currency translation                                     273                 0
  Accumulated deficit                                       (1,080,194)       (1,516,074)
                                                           ------------      ------------
      Total shareholders' equity                             6,073,441         5,546,742
                                                           ------------      ------------
                                                           $25,937,145       $27,647,331
                                                           ============      ============

See accompanying notes

                             OBIE MEDIA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998




                                                     1999             1998
                                                 ------------     ------------
REVENUES:
    Transit advertising                           $6,024,908       $2,824,912
    Outdoor advertising                            1,361,729        1,344,935
                                                 ------------     ------------
    Gross revenues                                 7,386,637        4,169,847
    Less - agency commissions                      (626,409)        (350,485)
                                                 ------------     ------------
        Net revenues                               6,760,228        3,819,362
                                                 ------------     ------------

OPERATING EXPENSES:
    Direct advertising expenses                    5,020,229        2,497,963
    General and administrative                     1,160,602          688,366
    Contract settlement                            (885,941)               -
    Start up costs                                   105,679           18,240
    Depreciation and amortization                    355,723          177,439
                                                 ------------     ------------
        Operating income                           1,003,936          437,354

OTHER (INCOME) EXPENSE:
    Interest expense                                 277,473          166,178
    Minority interest in subsidiary                      -              3,762
                                                 ------------     ------------
        Income before income taxes                   726,463          267,414

PROVISION FOR INCOME TAXES                           290,583          101,617
                                                 ------------     ------------
NET INCOME                                          $435,880         $165,797
                                                 ============     ============

Earnings per share:
    Basic                                              $0.10            $0.04
    Diluted                                            $0.10            $0.04



See accompanying notes

                             OBIE MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998


                                                              1999          1998
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $435,880      $165,797
    Adjustments to reconcile net income to net cash
        provided by operating activities -
          Depreciation and amortization                       355,723       177,439
          Changes in operating assets and liabilities         168,595        61,388
                                                           -----------   -----------
             Net cash provided by operating activities        960,198       404,624
                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (385,560)     (269,622)
    Other                                                     (12,043)         -
                                                           -----------   -----------
            Net cash used in investing activities            (397,603)     (269,622)
                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) on lines of credit             (587,798)      103,463
    Payments on long-term debt                               (292,569)     (272,424)
    Other                                                       2,539        33,959
                                                           -----------   -----------
            Net cash used in financing activities            (877,828)     (135,002)
                                                           -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           273          -
                                                           -----------   -----------
NET DECREASE IN CASH                                        (314,960)          -

CASH, BEGINNING OF PERIOD                                     326,140          -
                                                           -----------   -----------
CASH, END OF PERIOD                                           $11,180          -
                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Issuance of stock to employee benefit plan                $85,928          -
    Note issued to acquire advertising structures                -         $698,000

    Interest capitalized                                        4,769         2,704

Cash Paid for Interest                                        305,440        37,862

Cash Paid for Taxes                                           257,782          -


See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 1999, and the results of operations and cash flows of the Company for the three months ended February 28, 1999 and 1998. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1998 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Contract Settlement

         The Company has a contract to provide advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and the Company have agreed that the Company's agreement with Tri-Met will terminate on June 30, 1999 and in December 1998 entered into a settlement agreement to compensate the Company for early termination of the existing contract. Under the terms of the settlement agreement, Obie Media receives cash payments and other financial benefits, and transfers to Tri-Met the transit benches on which the Company sells advertising. In addition, the Company will retain a significant residual value of advertising contracts in existence at June 30, 1999, for up to one year. The contract settlement resulted in a pre-tax gain of $885,941 during the first quarter of fiscal 1999.


3.       Long-Term Borrowings

         The Company's Term Loan Agreement contains certain covenants including maintenance of current ratio and cash flow coverage. The Company was in compliance with these covenants as of February 28, 1999.

4.       Earnings Per Share

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods and diluted earnings per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. All share and per-share information has been adjusted to give reroactive effect to an 11-for-10 stock split which occured in November 1998. The following is a reconciliation of the basic and diluted shares used in the per share calculations:

                                          February 28,     February 28,
                                              1999             1998
                                          -----------      -----------
Basic shares (weighted average)            4,318,901        4,241,035
Dilutive effect of stock options             109,921           66,340
                                          -----------      -----------
Diluted shares                             4,428,822        4,307,375
                                          ===========      ===========

5.       Newly Issued Financial Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive income did not differ from currently reported net income in the periods presented.

     Effective in its fiscal year ending November 30, 1999, the Company will be required to adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Management does not expect that the impact of adoption of this pronouncement will be material to the Company's financial position or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower that expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports, including, but not limited to, the factors discussed in Exhibit 99.1 filed in connection with the Company's Annual Report of Form 10-KSB for the year ended November 30, 1998, which is incorporated herein by reference.

New Transit Contracts

         In January 1999, the Company began operating transit advertising display contracts for transit districts in Madison, Wisconsin; Spokane, Washington and London, Ontario (representing a total of approximately 475 vehicles). In addition, in February 1999, the Company began operating a transit advertising display contract for a transit district in Yakima, Washington (representing approximately 20 vehicles).

Comparison of the Three Months Ended February 28, 1999 and 1998

         Gross revenues increased $3.2 million, or 77.1%, to $7.4 million for the three months ended February 28, 1999 from $4.2 million for the same period in fiscal 1998. This increase was principally due to transit advertising revenues associated with the operations of P & C Media ("P & C") (which we acquired September 1, 1998), as well as the addition of new districts, including British Columbia (which we began operating in August 1998) and Austin, Texas (which we began operating in June 1998). Transit revenues increased $3.2 million, or 113.3%, to $6.0 million for the three months ended February 28, 1999 from $2.8 for the same period in fiscal 1998. Outdoor advertising revenues increased to $1.4 million for the first quarter of fiscal 1999 from $1.3 million for the first quarter of fiscal 1998. Agency commissions increased $276,000, or 78.7%, to $626,000 for the three months ended February 28, 1999 from $350,000 for the same period in fiscal 1998, primarily due to the large proportion of existing agency business in our new markets. As a result of the foregoing reasons, net revenues increased $2.9 million, or 77.0%, to $6.8 million for the three months ended February 28, 1999 from $3.8 million for the same period in fiscal 1998.

         Direct advertising expenses increased $2.5 million, or 101.0%, to $5.0 million for the three months ended February 28, 1999 from $2.5 million for the same period in fiscal 1998. This increase was primarily the result of increased revenues. Direct advertising expenses increased, as a percentage of gross revenues, from 59.9% for the first quarter of fiscal 1998 to 68.0% for the same period in fiscal 1999, primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $472,000, or 68.6%, to $1.2 million for the three months ended February 28, 1999 from $688,000 for the same period in fiscal 1998. The increase resulted primarily from the increased costs of administering new transit districts, including P & C. General and administrative expenses, as a percentage of gross revenues, decreased to 15.7% for the three months ended February 28, 1999 from 16.5% for the same period in fiscal 1998.

         During the first quarter of fiscal 1999, the Company recognized a pre-tax gain of $885,941 associated with its contract settlement with Tri-Met (see Note 2 of Notes to Condensed Consolidated Financial Statements). In March 1999, Tri-Met management decided to award the new contract to a third party. We protested that decision; Tri-Met rejected our protest. We are now seeking a judicial review of the bidding process. As a result of the settlement, the Company does not expect that fiscal 1999 income and cash flows will be significantly affected in the event we are unable to renew our agreement with Tri-Met for the period after June 30, 1999.

         Start-up costs increased to $106,000 for the three months ended February 28, 1999 from $18,000 for the same period in fiscal 1998. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $178,000, or 100.5%, to $356,000 for the three months ended February 28, 1999 from $177,000 for the same period in fiscal 1998, primarily due to the amortization of goodwill associated with the P & C acquisition as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Due to the above factors, operating income increased $567,000, or 129.5%, to $1.0 million for the three months ended February 28, 1999 from $437,000 for the same period in fiscal 1998.

         Interest expense increased $111,000, or 67.0%, to $277,000 for the three months ended February 28, 1999 from $166,000 for the same period in fiscal 1998, primarily due to the indebtedness incurred in connection with the acquisition of P & C.

         Provision for income taxes increased $189,000, or 186.0%, to $291,000 for the three months ended February 28, 1999 from $102,000 for the same period in fiscal 1998. The increase in the provision for income taxes is greater, in percentage terms, than the increase in income before income taxes due to increased operations in higher tax rate jurisdictions, including Canada.

         As a result of the foregoing factors, net income increased $270,000, or 162.9%, to $436,000 for the three months ended February 28, 1999 from $166,000 for the same period in fiscal 1998.

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at February 28, 1999 and November 30, 1998 was $488,000 and $1.0 million, respectively. The decrease in working capital is primarily the result of capital expenditures and payments on long-term debt, which were funded from operations.

         Obie Media's net cash provided by operations was $960,000 and $405,000 during the three months ended February 28, 1999 and 1998, respectively. The increase was primarily due to cash received in connection with the Company's contract settlement with Tri-Met.

         Net cash used in investing activities was $398,000 and $270,000 during the three months ended February 28, 1999 and 1998, respectively. These expenditures were principally related to the cost of building outdoor advertising displays and expenditures related to opening new offices.

         Net cash used in financing activities was $878,000 and $135,000 during the three months ended February 28, 1999 and 1998, respectively. The increase in 1999 was primarily the result of payments on the Company's line of credit. As of February 28, 1999, the Company had borrowed $827,000 on this line of credit, and the Company's available borrowing capacity, based on collateralized accounts, was $2.2 million.

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

         We are in various stages of assessing our internal technical and non-technical systems to ascertain whether they are Year 2000 compliant. After conducting certain tests, we have identified one information processing system that is not Year 2000 compliant and have determined that the cost of replacing or updating the system should not exceed $25,000. We believe that our information processing systems used in financial reporting and record-keeping, and the majority of our incidental software systems, are Year 2000 compliant or can be made compliant on a timely basis without material cost. We are in the process of phasing out all of our personal computer workstations that are not Year 2000 compliant. We do not believe that a material number of our workstations will need to be replaced. With the exception of two color printers which have not yet been tested, all of our information processing systems used in designing and producing artwork have been determined to be Year 2000 compliant. Our telephone and voice-mail systems are scheduled to be upgraded to a Year 2000 compliant version in April 1999, at minimal cost to the Company. We have only generally assessed our other non-technical systems, including copiers and facsimile machines, in order to identify systems that are not Year 2000 compliant.

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

         We have yet to determine the total estimated cost of our Year 2000 compliance program. Expenditures through February 28, 1998 are immaterial. We do not expect that Year 2000 compliance will have a material adverse effect on us. We believe that a reasonably likely worst case scenario as to the effect on us of the Year 2000 compliance issue is that several of our large customers fail to become Year 2000 compliant, thus delaying their advertising orders and reducing our revenues.

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

(b) The Company filed no reports on Form 8-K during the quarter ended February 28, 1999.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Obie Media Corporation


Date April 14, 1999                          By: /s/ James W. Callahan
                                                 James W. Callahan
                                                 Chief Financial Officer

Date April 14, 1999                          By: /s/ Michael E. Hubbard
                                                 Michael E. Hubbard
                                                 Corporate Controller


                                             Signing on behalf of the Registrant
                                             and as principal financial and
                                             accounting officers.