Form 10QSB
period 1999-05-31
OBIE MEDIA CORP
filed 1999-07-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended                  May 31, 1999
                               -------------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

 For the transition period from ___________________to___________________________

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

     As of June 30, 1999, 4,322,949 shares of the issuer's common stock were outstanding.

     This  report  contains 12 pages.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                           May 31,        November 30,
                                                            1999             1998
                                                    ----------------  ----------------
CURRENT ASSETS:
    Cash                                                $    78,409       $   326,140
    Accounts receivable, net                              6,835,552         6,719,218
    Prepaids and other current assets                     1,674,176         1,156,061
    Deferred income taxes                                   758,832           758,832
                                                    ----------------  ----------------
        Total current assets                              9,346,969         8,960,251

PROPERTY AND EQUIPMENT, NET                              10,846,089        10,493,174
GOODWILL, NET                                             7,425,899         7,696,394
OTHER ASSETS, NET                                           523,260           497,512
                                                    ----------------  ----------------
                                                        $28,142,217       $27,647,331
                                                    ================  ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                      $2,466,444        $1,511,276
  Line of credit                                          2,825,092         1,414,877
  Accounts payable                                        1,187,229           780,268
  Accrued expenses                                          911,013         2,674,287
  Income taxes payable                                      145,344           299,090
  Deferred revenue                                        1,550,542         1,247,470
                                                    ----------------  ----------------
      Total current liabilities                           9,085,664         7,927,268

DEFERRED INCOME TAXES                                       783,502           783,502
LONG-TERM DEBT, LESS CURRENT PORTION                     11,720,144        13,354,395
                                                    ----------------  ----------------
       Total liabilities                                 21,589,310        22,065,165
                                                    ----------------  ----------------

MINORITY INTEREST IN SUBSIDIARY                              35,424            35,424

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, 10,000,000 shares
      authorized, no shares issued or outstanding
  Common stock, without par value; 20,000,000 shares
      authorized, 4,322,949 and 4,315,728 shares
      issued and outstanding, respectively                6,952,905         6,851,053
  Options issued for common stock                           211,763           211,763
  Foreign currency translation                               (1,843)                -
  Accumulated deficit                                      (645,342)       (1,516,074)
                                                    ----------------  ----------------
      Total shareholders' equity                          6,517,483         5,546,742
                                                    ----------------  ----------------
                                                        $28,142,217       $27,647,331
                                                    ================  ================

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income

                                        Quarter Ended May 31,                Six Months Ended May 31,
                                    -------------------------------      -------------------------------
                                        1999             1998                1999                1998
                                    --------------  ---------------      --------------  ---------------
REVENUES:
  Transit advertising                  $8,549,308       $3,573,776         $14,574,216       $6,398,688
  Outdoor advertising                   1,451,664        1,412,918           2,813,393        2,757,853
  Less - Agency commissions            (1,031,326)        (448,531)         (1,657,735)        (799,016)
                                    --------------  ---------------      --------------  ---------------
      Net revenues                      8,969,646        4,538,163          15,729,874        8,357,525

OPERATING EXPENSES:
  Direct advertising expenses           6,275,871        2,764,939          11,296,100        5,262,902
  General and administrative            1,151,126          765,202           2,311,728        1,453,568
  Contract settlement                           -                -            (885,941)               -
  Start-up costs                          190,103           25,313             295,782           43,553
  Depreciation and amortization           367,173          176,241             722,896          353,680
                                    --------------  ---------------      --------------  ---------------
      Operating income                    985,373          806,468           1,989,309        1,243,822

OTHER (INCOME) EXPENSE:
  Interest expense                        284,412          165,064             561,885          331,242
  Minority interest in subsidiary               -           28,439                   -           32,201
                                    --------------  ---------------      --------------  ---------------
     Income before income taxes           700,961          612,965           1,427,424          880,379

PROVISION FOR INCOME TAXES                266,109          232,927             556,692          334,544
                                    --------------  ---------------      --------------  ---------------
NET INCOME                               $434,852         $380,038            $870,732         $545,835
                                    ==============  ===============      ==============  ===============

Earnings per share:
  Basic                                     $0.10            $0.09               $0.20            $0.13
  Diluted                                   $0.10            $0.09               $0.20            $0.13



See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows

                                                                  Six Months Ended May 31,
                                                               ------------------------------
                                                                    1999            1998
                                                               --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $870,732         $ 545,835
  Depreciation and amortization                                    722,896           353,680
  Contract settlement                                             (335,941)               -
  Minority interest in subsidiary                                       -             32,201
  Changes in assets and liabilities                             (1,416,731)         (611,324)
                                                               --------------   -------------
    Net cash provided by (used in) operating activities           (159,044)          320,392
                                                               --------------   -------------

CASH FLOWS FROM INVESTING:
  Capital expenditures                                            (810,713)         (603,253)
  Other                                                            (21,108)                -
                                                               --------------   -------------
    Net cash used in investing activities                         (831,821)         (603,253)
                                                               --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            16,221                 -
  Net borrowings on lines of credit                              1,410,215           589,548
  Checks outstanding in excess of cash deposits                                       54,812
  Payments on long-term debt                                      (679,083)         (420,319)
  Other                                                             (2,376)           58,820
                                                               --------------   -------------
    Net cash provided by financing activities                      744,977           282,861
                                                               --------------   -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (1,843)                -
                                                               --------------   -------------

NET DECREASE IN CASH                                              (247,731)                -
CASH, BEGINNING OF PERIOD                                          326,140                 -
                                                               --------------   -------------
CASH, END OF PERIOD                                                $78,409         $       -
                                                               ==============   =============

SUPPLEMENTAL DISCLOSURE:
  Issuance of stock to employee benefit plan                       $85,928                 -
  Note issued to acquire advertising structures                          -         $ 698,000
  Interest capitalized                                               7,979             6,142

Cash Paid for Interest                                             475,778           326,650

Cash Paid for Taxes                                                892,909                 -


See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1999, and the results of operations and cash flows of the Company for the three and six months ended May 31, 1999 and 1998, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1998 Form 10-KSB. This quarterly report should be read in conjunction with such annual report. Operating results for the six months ended May 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

2.   Contract Settlement

     We have a contract to provide advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. We originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and we agreed that our agreement with Tri-Met would terminate on June 30, 1999. However, Tri-Met has informed us that our agreement with it will now terminate on July 30, 1999 or 10 days after notification by Tri-Met of its award of a new agreement, whichever is later. In December 1998, Tri-Met agreed pursuant to a settlement agreement to compensate us for early termination of the existing contract. Under the terms of the settlement agreement, we received a one-time cash payment and related financial benefits which resulted in a pre-tax gain of $886,000 during the first quarter of fiscal 1999. The agreement further provides that we will sell to Tri-Met for $80,000 the transit benches on which we sell advertising. If we are not successful in obtaining the new Portland contract, we will receive additional lesser cash payments and other financial benefits, and will receive for a period of up to one year 20% of the net billings received from unexpired advertising contracts which extend beyond June 30, 1999.

3.   Long Term Borrowings

     The Company's Term Loan Agreement contains certain covenants including maintenance of a cash flow leverage ratio and cash flow coverage. The Company was in compliance with these covenants as of May 31, 1999.

4.   Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the periods and diluted earnings per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. All share and per-share information has been adjusted to give retroactive effect to an 11-for-10 stock split which occurred in November 1998. The following is a reconciliation of the basic and diluted shares used in the per share calculations:

                                      Quarter Ended           Six Months Ended
                                         May 31,                   May  31,
                                  ---------------------------------------------------
                                      1999         1998         1999         1998
                                  ------------ ------------  ----------- ------------
Basic shares (weighted average)     4,322,574    4,241,032    4,321,951    4,241,032
Dilutive effect of stock options       74,266       72,980       94,313       69,792
                                  ------------ ------------  ----------- ------------
Diluted shares                      4,396,840    4,314,012    4,416,264    4,310,824
                                  ============ ============  =========== ============

5.   Newly Issued Financial Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive income did not differ materially from currently reported net income in the periods presented.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 as an amendment to SFAS No.133 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower that expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's filings with the SEC, including, but not limited to, the factors discussed in
Exhibit 99.1 filed in connection with the Company's Annual Report of Form 10-KSB for the year ended November 30, 1998, and the factors discussed in the Risk Factors section of the Company's Registration Statement of Form S-1, as amended, filed with the SEC on May 26, 1999 which are incorporated herein by reference.

New Transit Contracts

     During the six months ended May 31, 1999, we began operating transit advertising displays on more than 600 additional vehicles. In January 1999, we began operating transit advertising displays for transit districts in Madison, Wisconsin; Spokane, Washington; and London, Ontario (representing a total of approximately 500 vehicles). In February 1999, we began operating transit advertising displays for a transit district in Yakima, Washington (representing approximately 20 vehicles). In April 1999, we entered into a transit advertising agreement with Gray Line of Victoria (covering approximately 80 vehicles) under which we began operating in May 1999. Also in April 1999, we began operating transit advertising displays for St. Catharines, a transit district in Ontario, Canada (representing approximately 50 vehicles). In May 1999, we began operating displays for a transit district in Niagara Falls, Ontario (covering approximately 25 vehicles).

Comparison of the Six Months Ended May 31, 1999 and 1998

     Gross revenues increased $8.2 million, or 89.9%, to $17.4 million for the six months ended May 31, 1999 from $9.2 million for the same period in fiscal 1998. This increase was principally due to transit advertising revenues associated with the operations of P & C Media ("P & C") (which we acquired in September 1998), as well as the addition of new districts, including British Columbia (which we began operating in August 1998) and Austin, Texas (which we began operating in June 1998). Transit revenues increased $8.2 million, or 127.8%, to $14.6 million for the six months ended May 31, 1999 from $6.4 million for the same period in fiscal 1998. Outdoor advertising revenues were $2.8 million in each of the six months periods ended May 31, 1999 and 1998. Agency commissions increased $859,000, or 107.5%, to $1.7 million for the six months ended May 31, 1999 from $799,000 for the same period in fiscal 1998. As a percentage of gross revenues, agency commission increased to 9.5% for the six months ended May 31, 1999 from 8.7% for the same period in fiscal 1998. The increase in agency discounts, in both dollar amounts and as a percentage of gross revenues, is primarily due to the large proportion of agency business in our new markets. As a result of the foregoing reasons, net revenues increased $7.4 million, or 88.2%, to $15.7 million for the six months ended May 31, 1999 from $8.4 million for the same period in fiscal 1998.

     Direct advertising expenses increased $6.0 million, or 114.6%, to $11.3 million for the six months ended May 31, 1999 from $5.3 million for the same period in fiscal 1998. This increase was primarily the result of activities required to support an increased level of business. Direct advertising expenses increased, as a percentage of gross revenues, from 57.5% for the first six months of fiscal 1998 to 65.0% for the same period in fiscal 1999, primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

     General and administrative expenses increased $858,000, or 59.0%, to $2.3 million for the six months ended May 31, 1999 from $1.5 million for the same period in fiscal 1998. The increase resulted primarily from the increased costs of administering new transit districts, including districts under contract with P & C. General and administrative expenses, as a percentage of gross revenues, decreased to 13.3% for the six months ended May 31, 1999 from 15.9% for the same period in fiscal 1998.

     During the six months ended May 31, 1999, we recognized a one-time pre-tax gain of $886,000 associated with our contract settlement with Tri-Met. (See Note 2 to our consolidated financial statements.)

     In anticipation of the termination of our transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district by means of a competitive bidding process. We were not awarded the right to continue to operate in Portland in that bidding process. The results of that initial process were contested and Tri-Met requested submission of new proposals. We submitted a revised bid to Tri-Met in response. Tri-Met is in the process of selecting the new operator under the contract to be awarded.

     Start-up costs increased to $296,000 for the six months ended May 31, 1999 from $44,000 for the same period in fiscal 1998, primarily due to our increased response to requests for proposals for transit district contracts. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in competing for transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

     Depreciation and amortization expenses increased $369,000, or 104.4%, to $723,000 for the six months ended May 31, 1999 from $354,000 for the same period in fiscal 1998, primarily due to the amortization of goodwill associated with the P & C acquisition as well as our investments in equipment in new markets and our upgrading of computer capabilities in our existing markets. We are amortizing goodwill of $7.8 million from the P & C acquisition over 15 years using the straight-line method of amortization.

     Due to the above factors, operating income increased $745,000, or 59.9%, to $2.0 million for the six months ended May 31, 1999 from $1.2 million for the same period in fiscal 1998.

     Interest expense increased $231,000, or 69.6%, to $562,000 for the six months ended May 31, 1999 from $331,000 for the same period in fiscal 1998, primarily due to the indebtedness incurred in connection with the acquisition of P & C.

     Provision for income taxes increased $222,000, or 66.4%, to $557,000 for the six months ended May 31, 1999 from $335,000 for the same period in fiscal 1998. The increase in the provision for income taxes is greater, in percentage terms, than the increase in income before income taxes due to increased operations in higher tax rate jurisdictions, including Canada.

     As a result of the foregoing factors, net income increased $325,000, or 59.5%, to $871,000 for the six months ended May 31, 1999 from $546,000 for the same period in fiscal 1998.

Comparison of the Three Months Ended May 31, 1999 and 1998

     Gross revenues increased $5.0 million, or 100.6%, to $10.0 million for the three months ended May 31, 1999 from $5.0 million for the same period in fiscal 1998. This increase was principally due to transit advertising revenues associated with the operations of P & C, as well as the addition of new districts, including British Columbia and Austin, Texas. Transit revenues increased $5.0 million, or 139.2%, to $8.5 million for the three months ended May 31, 1999 from $3.6 million for the same period in fiscal 1998. Outdoor advertising revenues increased to $1.5 million for the three months ended May 31, 1999 from $1.4 million for the same period in fiscal 1998. Agency commissions increased $583,000, or 129.9%, to $1.0 million for the three months ended May 31, 1999 from $449,000 for the same period in fiscal 1998. As a percentage of gross revenues, agency commission increased to 10.3% for the three months ended May 31, 1999 from 9.0% for the same period in fiscal 1998. The increase in agency discounts, in both dollar amounts and as a percentage of gross revenues, is primarily due to the large proportion of agency business in our new markets. As a result of the foregoing reasons, net revenues increased $4.4 million, or 97.6%, to $9.0 million for the three months ended May 31, 1999 from $4.5 million for the same period in fiscal 1998.

     Direct advertising expenses increased $3.5 million, or 127.0%, to $6.3 million for the three months ended May 31, 1999 from $2.8 million for the same period in fiscal 1998. This increase was primarily the result of activities required to support an increased level of business. Direct advertising expenses increased, as a percentage of gross revenues, to 62.8% for the three months ended May 31, 1998 from 55.4% for the same period in fiscal 1999, primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

     General and administrative expenses increased $386,000, or 50.4%, to $1.2 million for the three months ended May 31, 1999 from $765,000 for the same period in fiscal 1998. The increase resulted primarily from the increased costs of administering new transit districts, including districts under contract with P & C. General and administrative expenses, as a percentage of gross revenues, decreased to 11.5% for the three months ended May 31, 1999 from 15.3% for the same period in fiscal 1998.

     Start-up costs increased to $190,000 for the three months ended May 31, 1999 from $25,000 for the same period in fiscal 1998; primarily due to our increased response to requests for proposals for transit district contracts. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in competing for transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

     Depreciation and amortization expenses increased $191,000, or 108.3%, to $367,000 for the three months ended May 31, 1999 from $176,000 for the same period in fiscal 1998, primarily due to the amortization of goodwill associated with the P & C acquisition as well as our investments in equipment in new markets and our upgrading of computer capabilities in our existing markets. We are amortizing goodwill of $7.8 million from the P & C acquisition over 15 years using the straight-line method of amortization.

     Due to the above factors, operating income increased $179,000, or 22.2%, to $985,000 for the three months ended May 31, 1999 from $806,000 for the same period in fiscal 1998.

     Interest expense increased $119,000, or 72.3%, to $284,000 for the three months ended May 31, 1999 from $165,000 for the same period in fiscal 1998, primarily due to the indebtedness incurred in connection with the acquisition of P & C.

     Provision for income taxes increased $33,000, or 14.2%, to $266,000 for the three months ended May 31, 1999 from $233,000 for the same period in fiscal 1998.

     As a result of the foregoing factors, net income increased $55,000, or 14.4%, to $435,000 for the three months ended May 31, 1999 from $380,000 for the same period in fiscal 1998.

Liquidity and Capital Resources

     We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at May 31, 1999 and November 30, 1998 was $261,000 and $1.0 million, respectively. The decrease in working capital is primarily the result of capital expenditures and payments on long-term debt, which were funded from borrowings on our line of credit.

     Net cash used in operating activities was $159,000 during the six months ended May 31, 1999 compared to net cash provided by operating activities of $320,000 during the same period in fiscal 1998. The decrease from the first six months of fiscal 1998 to the first six months of fiscal 1999 was primarily due to reductions in liabilities for transit district fees and income taxes, which were partially offset by increases in accounts payable and deferred revenue.

     Net cash used in investing activities was $832,000 and $603,000 during the six months ended May 31, 1999 and 1998, respectively. These expenditures were principally related to the cost of building outdoor advertising displays, upgrading our computer capabilities and capital expenditures related to opening new offices.

     Net cash provided by financing activities was $745,000 and $283,000 during the six months ended May 31, 1999 and 1998, respectively, which was primarily the result of borrowings under the our operating line of credit offset by payments of long-term debt. As of May 31, 1999, we had borrowings on this line of credit of $2.8 million and available borrowing capacity, based on collateralized accounts, of $1.2 million.

     We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and to finance our existing operations, including anticipated capital expenditures, but excluding possible acquisitions, for the next twelve months. We may require additional debt or equity financing in the event of possible future acquisitions, if any, or if we obtain significant new transit advertising agreements.

     In May 1999, we filed a registration statement with the Securities and Exchange Commission to register for sale to the public 1,750,000 shares of our common stock (assuming no exercise of the underwriters' overallotment option), including 1,000,000 shares to be offered by us. The proposed offering price for the shares has not yet been determined. If completed, we intend to use the proceeds from the sale received by us to repay bank borrowings, including borrowings used to finance the acquisition of P & C. There can be no assurance that the offering will be completed.

Seasonality

     Obie Media's revenues and operating results historically have fluctuated by season. Typically, our results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year ending November 30. Our transit advertising operations are more seasonal than our outdoor advertising operations because our outdoor advertising display space, unlike our transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. We believe that the seasonality of our revenues and operating results will increase as our transit advertising operations continue to expand more rapidly than our outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions we have taken to implement our growth strategy, have contributed to fluctuations in our periodic operating results. These fluctuations likely will continue. Accordingly, our results of operations in any period may not be indicative of the results to be expected for any future period.

Market Risk

     We have not entered into derivative financial instruments. We may be exposed to future interest rate changes on our debt. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows.

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

     We are in various stages of assessing our internal technical and non-technical systems to ascertain whether they are Year 2000 compliant. After conducting certain tests, we have identified one information processing system that is not Year 2000 compliant and have determined that the cost of replacing or updating the system should not exceed $25,000. We believe that our information processing systems used in financial reporting and record-keeping, and the majority of our incidental software systems, are Year 2000 compliant or can be made compliant on a timely basis without material cost. We are in the process of phasing out all of our personal computer workstations that are not Year 2000 compliant. We do not believe that a material number of workstations will need to be replaced. We have only generally assessed our other non-technical systems, including copiers and facsimile machines, in order to identify systems that are not Year 2000 compliant.

     We have engaged the services of a full-time information processing manager to, among other duties, assist in identifying any Year 2000 issues that may arise in our technical and non-technical systems and implement any necessary modifications. We intend to be Year 2000 compliant by November 30, 1999.

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

     We have yet to determine the total estimated cost of our Year 2000 compliance program. Expenditures through May 31, 1999 are immaterial. We do not expect that Year 2000 compliance will have a material adverse effect on us. We believe that a reasonably likely worst case scenario as to the effect on us of the Year 2000 compliance issue is that several of our large customers fail to become Year 2000 compliant, thus delaying their advertising orders and reducing our revenues.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The former operator of transit advertising displays for the Bi-State Development Agency of the Missouri-Illinois Metropolitan District ("Bi-State") in metropolitan St. Louis (including St. Clair County, Illinois), Heard Communications, Inc., doing business as Gateway Outdoor Advertising ("Gateway"), is contesting both judicially and administratively Bi-State's award of the transit advertising agreement for St. Louis to us. We began operating under such agreement in July 1999.

         In the judicial proceeding before the United States District Court for the Eastern District of Missouri commenced June 30, 1999, Gateway seeks a declaratory judgment and an injunction prohibiting Bi-State from performing under the contract. We have intervened in the proceeding as a defendant. Gateway's challenge is primarily based on its claim that its final bid documents relating to the contract were mishandled after being sent to Bi-State in late April 1999. The court denied a motion by Gateway for a temporary restraining order which would have delayed the award of the contract to us.

         In the administrative proceeding before Bi-State commenced July 2, 1999, Gateway alleges that its bid guaranteed greater minimum revenue to Bi-State over the term of the St. Louis contract than did our bid and protests Bi-State's award of the contract to us. In each of the above actions, among other remedies, Gateway seeks to have our contract with Bi-State terminated and bidding for the St. Louis contract reopened. These actions are in preliminary stages. We intend to vigorously defend against termination of our St. Louis contract.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    (27)Financial Data Schedule*

(b) No reports on Form 8-K were filed by the Company during the six months ended May 31, 1999.

--------------------------
* Incorporated by reference to Amendement No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-79367) filed July 13, 1999.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Obie Media Corporation


Date July 15, 1999                           By: /s/ James W. Callahan
                                                 James W. Callahan
                                                 Chief Financial Officer

Date July 15, 1999                           By: /s/ Michael E. Hubbard
                                                 Michael E. Hubbard
                                                 Corporate Controller