Form 10QSB
period 1999-08-31
OBIE MEDIA CORP
filed 1999-10-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended                  August 31, 1999
                               -------------------------------------------------

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

     As of October 11, 1999, 5,322,949 shares of the issuer's common stock were outstanding.

     This  report  contains 13 pages.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                 August 31,       November 30,
                                                   1999              1998
                                               --------------    --------------
CURRENT ASSETS:
  Cash                                          $   421,460       $   326,140
  Accounts receivable, net                        6,981,079         6,719,218
  Prepaids and other current assets               2,086,021         1,156,061
  Deferred income taxes                             758,832           758,832
                                               --------------    --------------
      Total current assets                       10,247,392         8,960,251

PROPERTY AND EQUIPMENT, NET                      11,005,842        10,493,174
GOODWILL, NET                                     7,295,534         7,696,394
OTHER ASSETS, NET                                   343,731           497,512
                                               --------------    --------------
                                                $28,892,499       $27,647,331
                                               ==============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $ 2,242,647       $ 1,511,276
  Line of credit                                    502,778         1,414,877
  Accounts payable                                  735,384           780,268
  Accrued expenses                                1,423,557         2,674,287
  Income taxes payable                              438,374           299,090
  Deferred revenue                                1,654,438         1,247,470
                                               --------------    --------------
      Total current liabilities                   6,997,178         7,927,268

DEFERRED INCOME TAXES                               783,502           783,502
LONG-TERM DEBT, LESS CURRENT PORTION              4,357,353        13,354,395
                                               --------------    --------------
     Total liabilities                           12,138,033        22,065,165
                                               --------------    --------------

MINORITY INTEREST IN SUBSIDIARY                      35,424            35,424

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, 10,000,000 shares
      authorized, no shares issued or outstanding
  Common stock, without par value; 20,000,000 shares
      authorized, 5,322,949 and 4,315,728 shares
      issued and outstanding, respectively       16,607,905         6,851,053
  Options issued for common stock                   211,763           211,763
  Foreign currency translation                          584                 -
  Accumulated deficit                              (101,210)       (1,516,074)
                                               --------------    --------------
      Total shareholders' equity                 16,719,042         5,546,742
                                               --------------    --------------

                                                $28,892,499       $27,647,331
                                               ==============    ==============

See accompanying notes

                             OBIE MEDIA CORPORATION
                        Consolidated Statements of Income





                                        Three Months Ended August 31,       Nine Months Ended August 31,
                                       ------------------------------      ------------------------------
                                           1999            1998                1999            1998
                                       --------------  --------------      --------------  --------------
REVENUES:
  Transit advertising                   $ 9,187,179      $4,220,716         $23,761,395     $10,619,404
  Outdoor advertising                     1,569,939       1,494,239           4,383,332       4,252,092
                                       --------------  --------------      --------------  --------------
  Gross revenues                         10,757,118       5,714,955          28,144,727      14,871,496
  Less - Agency commissions              (1,117,276)       (609,988)         (2,775,011)     (1,409,004)
                                       --------------  --------------      --------------  --------------
      Net revenues                        9,639,842       5,104,967          25,369,716      13,462,492

OPERATING EXPENSES:
  Direct advertising expenses             6,970,318       3,293,890          18,266,418       8,556,792
  General and administrative              1,161,717         768,584           3,473,445       2,222,152
  Contract settlement                      (191,528)              -          (1,077,469)              -
  Start-up costs                            158,745          55,641             454,527          99,194
  Depreciation and amortization             363,686         227,898           1,086,582         581,578
                                       --------------  --------------      --------------  --------------
      Operating income                    1,176,904         758,954           3,166,213       2,002,776

OTHER (INCOME) EXPENSE:
  Interest expense                          284,880         158,468             846,765         479,342
  Minority interest in subsidiary                 -                                   -          42,569
                                       --------------  --------------      --------------  --------------
     Income before income taxes             892,024         600,486           2,319,448       1,480,865

PROVISION FOR INCOME TAXES                  347,892         228,251             904,584         562,795
                                       --------------  --------------      --------------  --------------
NET INCOME                                 $544,132        $372,235          $1,414,864        $918,070
                                       ==============  ==============      ==============  ==============

Earnings per share:
    Basic                                     $0.12           $0.09               $0.32           $0.22
    Diluted                                   $0.12           $0.09               $0.32           $0.21







See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows






                                                   Nine Months Ended August 31,
                                                 -------------------------------
                                                       1999            1998
                                                 --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $1,414,864        $918,070
  Adjustments to reconcile net income to
    net cash provide by operating activities:
    Depreciation and amortization                   1,086,582         581,578
    Contract settlement                              (527,469)              -
    Minority interest in subsidiary                         -          42,569
    Changes in assets and liabilities              (1,546,965)       (470,418)
                                                 --------------  ---------------
    Net cash provided by operating activities         427,012       1,071,799
                                                 --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (1,203,787)     (1,250,897)
  Other                                               (46,946)              -
                                                 --------------  ---------------
    Net cash used in investing activities          (1,250,733)     (1,250,897)
                                                 --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock       10,103,603          42,575
  Net borrowings (payments) on lines of credit       (912,099)        784,334
  Checks outstanding in excess of cash deposits             -          50,941
  Payments on long-term debt                       (8,265,671)       (636,276)
  Other                                                (7,376)         28,419
                                                 --------------  ---------------
    Net cash provided by financing activities         918,457         269,993
                                                 --------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   584               -
                                                 --------------  ---------------
NET INCREASE IN CASH                                   95,320          90,895
CASH, BEGINNING OF PERIOD                             326,140               -
                                                 --------------  ---------------
CASH, END OF PERIOD                                $  421,460      $   90,895
                                                 ==============  ===============

SUPPLEMENTAL DISCLOSURE:
    Issuance of stock to employee benefit plan     $   85,928      $   71,903
    Accrual of stock offering costs                   389,370               -
    Note issued to acquire advertising structures           -         698,000
    Interest capitalized                               11,727           9,000
    Income tax benefit of non-qualified stock
      option exercise                                       -          28,419

Cash Paid for Interest                                267,338         448,010

Cash Paid for Taxes                                   934,805               -



See accompanying notes

                             OBIE MEDIA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation (the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1999, and the results of operations and cash flows of the Company for the three and nine months ended August 31, 1999 and 1998, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1998 Form 10-KSB. This quarterly report should be read in conjunction with such annual report. Operating results for the nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for any future period.

2.  Public Stock

         Offering On August 10, 1999, we completed a public offering of one million shares of our common stock, raising approximately $9,655,000, net of underwriter discounts and commissions of approximately $886,000 and offering expenses of approximately $575,000, including approximately $43,000 of expenses previously deferred. The net proceeds were used to repay previously outstanding debt.

3.  Contract Settlement

         During the nine months ended August 31, 1999, we provided advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon under a contract which, by its terms, was scheduled to expire in June 2001. We originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and we agreed that our agreement with Tri-Met would terminate on June 30, 1999. However, Tri-Met subsequently informed us that our agreement would terminate on July 30, 1999 or 10 days after notification by Tri-Met of its award of a new agreement, whichever was later. In December 1998, Tri-Met agreed pursuant to a settlement agreement to compensate us for early termination of the existing contract. Under the terms of the settlement agreement, we received a one-time cash payment and related financial benefits which resulted in a pre-tax gain of approximately $886,000 during the first quarter of fiscal 1999. During the third quarter of fiscal 1999, Tri-Met awarded us a new contract with an initial term of three years followed by a two-year renewal at the option of Tri-Met. As a result of obtaining the new contract, certain anticipated expenses associated with the transition to another provider were avoided, resulting in an additional pre-tax gain of approximately $192,000.

4.  Long Term Borrowings

         The Company's Term Loan Agreement contains certain covenants including maintenance of a cash flow leverage ratio and cash flow coverage. The Company was in compliance with these covenants as of August 31, 1999.

5.  Earnings Per Share

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the applicable period, and diluted earnings per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. All share and per-share information has been adjusted to give retroactive effect to an
11-for-10 stock split which occurred in November 1998. The following is a reconciliation of the basic and diluted shares used in the per-share calculations:

                                   Three Months Ended      Nine Months Ended
                                       August 31,             August 31,
                                   ------------------      -----------------
                                    1999        1998        1999        1998
                                 ----------  ----------  ----------  ----------
Basic shares (weighted average)   4,542,730   4,253,919   4,394,759   4,245,361
Dilutive effect of stock options     42,275      82,606      82,105      74,991
                                 ----------  ----------  ----------  ----------
Diluted shares                    4,585,005   4,336,525   4,476,864   4,320,352
                                 ==========  ==========  ==========  ==========

6.  Newly Issued Financial Accounting Pronouncements

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

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 as an amendment to SFAS No. 133 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower that expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's filings with the SEC, including, but not limited to, the factors discussed in
Exhibit 99.1 filed in connection with the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998 and the factors discussed in the Risk Factors section of the Company's Registration Statement on Form S-1, as amended, filed with the SEC on August 11, 1999, which are incorporated herein by reference.

New Transit Contracts


         During the nine months ended August 31, 1999, we began operating transit advertising displays on more than 1,500 additional vehicles. During the first quarter of fiscal 1999, we began operating transit advertising displays for three new transit districts: Madison, Wisconsin, Spokane, Washington and London, Ontario (representing a total of approximately 500 vehicles). During the second quarter of fiscal 1999, we began operating transit advertising displays for three new transit districts, as well as Gray Line of Victoria, (representing a total of approximately 175 vehicles). During the third quarter of fiscal 1999, we began operating transit advertising displays for eight new transit districts. In June 1999, we added Cambridge and Burlington, Ontario (representing a total of approximately 70 vehicles). In July 1999, we added St. Louis, Missouri and Danbury, Connecticut, as well as Oshawa, Whitby and Pickering, Ontario (representing a total of approximately 800 vehicles). In August 1999, we added Jefferson, Washington (covering approximately 15 vehicles).

         In August 1999, we were awarded contracts to provide advertising services in Kansas City, Missouri (covering approximately 280 vehicles) and Fort Worth, Texas (covering approximately 380 benches). We expect to begin operating these contracts in September and October 1999, respectively. Also in August 1999, we were awarded a renewal contract in Portland, Oregon (covering approximately 720 vehicles) and were notified by Norfolk and Roanoke, Virginia that, effective October 1, 1999, they would begin using their own employees to manage advertising sales and would no longer be contracting with Obie Media (representing a loss of approximately 200 vehicles).

Comparison of the Nine Months Ended August 31, 1999 and 1998

         Gross revenues increased $13.3 million, or 89.3%, to $28.1 million for the nine months ended August 31, 1999 from $14.9 million for the same period in fiscal 1998. This increase was principally due to transit advertising revenues associated with the operations of P & C Media ("P & C") (which we acquired in September 1998), as well as the addition of new districts, including British Columbia (which we began operating in August 1998) and Austin, Texas (which we began operating in June 1998). Transit revenues increased $13.1 million, or 123.8%, to $23.8 million for the nine months ended August 31, 1999 from $10.6 million for the same period in fiscal 1998. Outdoor advertising revenues increased to $4.4 million for the nine months ended August 31, 1999 from $4.3 million for the same period in fiscal 1998. Agency commissions increased $1.4 million, or 96.9%, to $2.8 million for the nine months ended August 31, 1999 from $1.4 million for the same period in fiscal 1998. As a percentage of gross revenues, agency commissions increased to 9.9% for the nine months ended August 31, 1999 from 9.5% for the same period in fiscal 1998. The increase in agency commissions, in both dollar amounts and as a percentage of gross revenues, is primarily due to the large proportion of agency business in markets not served in the 1998 period. As a result of the foregoing reasons, net revenues increased $11.9 million, or 88.4%, to $25.4 million for the nine months ended August 31, 1999 from $13.5 million for the same period in fiscal 1998.

         Direct advertising expenses increased $9.7 million, or 113.5%, to $18.3 million for the nine months ended August 31, 1999 from $8.6 million for the same period in fiscal 1998. This increase was primarily the result of activities required to support an increased level of business. Direct advertising expenses increased, as a percentage of gross revenues, from 57.5% for the first nine months of fiscal 1998 to 64.9% for the same period in fiscal 1999, primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $1.3 million, or 56.3%, to $3.5 million for the nine months ended August 31, 1999 from $2.2 million for the same period in fiscal 1998. The increase resulted primarily from the increased costs of administering new transit district contracts, including contracts obtained in connection with the acquisition of P & C. General and administrative expenses, as a percentage of gross revenues, decreased to 12.3% for the nine months ended August 31, 1999 from 14.9% for the same period in fiscal 1998.

         During the nine months ended August 31, 1999, we recognized a non-recurring pre-tax gain of $1,077,000 associated with our contract settlement with Tri-Met (see Note 3 to our consolidated financial statements).

         In anticipation of the termination of our transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district by means of a competitive bidding process. In September 1999, we began operating under a new contract.

         Start-up costs increased to $455,000 for the nine months ended August 31, 1999 from $99,000 for the same period in fiscal 1998, primarily due to our increased number of responses to requests for proposals for transit district contracts, including the Tri-Met proposal mentioned above. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in competing for transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $505,000, or 86.8%, to $1.1 million for the nine months ended August 31, 1999 from $582,000 for the same period in fiscal 1998, primarily due to the amortization of goodwill associated with the P & C acquisition as well as our investments in equipment in new markets and our upgrading of computer capabilities in our existing markets. We are amortizing goodwill of $7.8 million from the P&C acquisition over 15 years using the straight-line method of amortization.

         Due to the above factors, operating income increased $1.2 million, or 58.1%, to $3.2 million for the nine months ended August 31, 1999 from $2.0 million for the same period in fiscal 1998.

         Interest expense increased $367,000, or 76.7%, to $847,000 for the nine months ended August 31, 1999 from $479,000 for the same period in fiscal 1998, primarily due to the indebtedness incurred in connection with the acquisition of P & C. In August 1999, we completed a public offering of our common stock, the proceeds of which were used to retire debt (see Note 2 to our consolidated financial statements). Accordingly, we expect interest expense to decrease in future periods.

         Provision for income taxes increased $342,000, or 60.7%, to $905,000 for the nine months ended August 31, 1999 from $563,000 for the same period in fiscal 1998. The increase in the provision for income taxes is greater, in percentage terms, than the increase in income before income taxes due to increased operations in higher tax rate jurisdictions, including Canada.

         As a result of the foregoing factors, net income increased $497,000, or 54.1%, to $1.4 million for the nine months ended August 31, 1999 from $918,000 for the same period in fiscal 1998.

Comparison of the Three Months Ended August  31, 1999 and 1998

         Gross revenues increased $5.0 million, or 88.2%, to $10.8 million for the three months ended August 31, 1999 from $5.7 million for the same period in fiscal 1998. This increase was principally due to transit advertising revenues associated with the operations of P&C Media, as well as the addition of new districts, including British Columbia and Austin, Texas. Transit revenues increased $5.0 million, or 117.7%, to $9.2 million for the three months ended August 31, 1999 from $4.2 million for the same period in fiscal 1998. Outdoor advertising revenues increased to $1.6 million for the three months ended August 31, 1999 from $1.5 million for the same period in fiscal 1998. Agency commissions increased $507,000, or 83.2%, to $1.1 million for the three months ended August 31, 1999 from $610,000 for the same period in fiscal 1998, primarily because of the large proportion of agency business in our new markets.

         As a result of the foregoing reasons, net revenues increased $4.5 million, or 88.8%, to $9.6 million for the three months ended August 31, 1999 from $5.1 million for the same period in fiscal 1998.

         Direct advertising expenses increased $3.7 million, or 111.6%, to $7.0 million for the three months ended August 31, 1999 from $3.3 million for the same period in fiscal 1998. This increase was primarily the result of activities required to support an increased level of business. Direct advertising expenses increased, as a percentage of gross revenues, to 64.8% for the three months ended August 31, 1998 from 57.6% for the same period in fiscal 1999, primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $393,000, or 51.2%, to $1.2 million for the three months ended August 31, 1999 from $768,000 for the same period in fiscal 1998. The increase resulted primarily from the increased costs of administering new transit district contracts, including contracts obtained in connection with the acquisition of P & C. General and administrative expenses, as a percentage of gross revenues, decreased to 10.8% for the three months ended August 31, 1999 from 13.4% for the same period in fiscal 1998.

         During the three months ended August 31, 1999, we recognized a non-recurring pre-tax gain of $192,000 associated with our contract settlement with Tri-Met (see Note 3 to our consolidated financial statements).

         Start-up costs increased to $159,000 for the three months ended August 31, 1999 from $56,000 for the same period in fiscal 1998, primarily due to our increased response to requests for proposals for transit district contracts, including the new Tri-Met contract.

         Depreciation and amortization expenses increased $136,000, or 59.6%, to $364,000 for the three months ended August 31, 1999 from $228,000 for the same period in fiscal 1998, primarily due to the amortization of goodwill associated with the P & C acquisition as well as our investments in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Due to the above factors, operating income increased $418,000, or 55.1%, to $1.2 million for the three months ended August 31, 1999 from $759,000 for the same period in fiscal 1998.

         Interest expense increased $126,000, or 79.8%, to $285,000 for the three months ended August 31, 1999 from $158,000 for the same period in fiscal 1998, primarily due to the indebtedness incurred in connection with the acquisition of P & C. In August 1999, we completed a public offering of our common stock, the proceeds of which were used to retire debt (see Note 2 to our consolidated financial statements). Accordingly, we expect interest expense to decrease in future periods.

         Provision for income taxes increased $120,000, or 52.4%, to $348,000 for the three months ended August 31, 1999 from $228,000 for the same period in fiscal 1998.

         As a result of the foregoing factors, net income increased $172,000, or 46.2%, to $544,000 for the three months ended August 31, 1999 from $372,000 for the same period in fiscal 1998.

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at August 31, 1999 and November 30, 1998 was $3.3 million and $1.0 million, respectively. The increase in working capital is primarily the result of our stock offering, which was completed in August, 1999. The net proceeds from the offering were used to reduce our debt, including borrowings on our line of credit.

         Net cash provided by operating activities was $427,000 during the nine months ended August 31, 1999 compared to $1.1 million during the same period in fiscal 1998. The decrease from the first nine months of fiscal 1998 to the first nine months of fiscal 1999 was primarily due to reductions in liabilities for transit district fees which were partially offset by increases in deferred revenue.

         Net cash used in investing activities was $1.3 million during each of the nine months ended August 31, 1999 and 1998. These expenditures were principally related to the cost of building outdoor advertising displays, upgrading our computer capabilities and capital expenditures related to opening new offices.

         Net cash provided by financing activities was $918,000 and $270,000 during the nine months ended August 31, 1999 and 1998, respectively. In August 1999, we completed an offering of 1,000,000 shares of our common stock at $11.00 per share, the net proceeds of $9.7 million from the offering were used to retire debt. As of August 31, 1999, we had borrowings on our line of credit of $503,000 and available borrowing capacity, based on collateralized accounts, of $3.4 million.

         We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and to finance our existing operations, including anticipated capital expenditures, but excluding possible acquisitions, for the next twelve months. We may require additional debt or equity financing in the event of future acquisitions, if any, or if we obtain significant new transit advertising agreements.

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

Market Risk

         We have not entered into derivative financial instruments. We may be exposed to future interest rate changes on our debt. We do not believe that a hypothetical 10 % change in interest rates would have a material effect on our cash flows.

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

         We have completed the assessment of our internal technical and non-technical systems to ascertain whether they are Year 2000 compliant. After conducting certain tests, we have identified one information system that is not Year 2000 compliant. We have obtained a replacement system and are in the process of converting our data for use in the new system. The total replacement and conversion cost is not expected to exceed $30,000. We believe that our information processing systems used in financial reporting and record-keeping, and our incidental software systems, are Year 2000 compliant or can be made compliant on a timely basis without material cost. We have phased out substantially all of our personal computer workstations that are not Year 2000 compliant. All of our information processing systems used in designing and producing artwork have been determined to be year 2000 compliant. Our telephone and voice-mail systems were upgraded to Year 2000 compliant versions at minimal costs to us. We believe the remainder of our non-technical systems (primarily small copiers and facsimile machines at our sales offices) can be replaced, if necessary, on a timely basis without material cost.

         We have engaged the services of a full-time information processing manager to, among other duties, assist in identifying any Year 2000 issues that may arise in our technical and non-technical systems and implement any necessary modifications. We have completed our Year 2000 assessment of our key internal technical systems and do not believe that such systems require material modification. We intend to be Year 2000 compliant by November 30, 1999.

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

         We have yet to determine the total estimated cost of our Year 2000 compliance program. Expenditures through August 31, 1999 were approximately $20,000. We do not expect that Year 2000 compliance will have a material adverse effect on us. We believe that a reasonably likely worst case scenario as to the effect on us of the Year 2000 compliance issue is that several of our large customers fail to become Year 2000 compliant, thus delaying their advertising orders and reducing our revenues.

         We have not developed a contingency plan in the event we or any of the third parties with which we have a material relationship fail to achieve timely Year 2000 compliance. We will continue to update our assessment of our Year 2000 readiness as we receive updated information from our Year 2000 compliance program and, if necessary, develop an appropriate contingency plan.

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

         In the administrative proceedings before Bi-State commenced July 2, 1999, Gateway protests Bi-State's award of the contract to us, alleging that Bi-State improperly evaluated the bids, by failing, among other things, to properly evaluate that Gateway's bid guaranteed greater minimum revenue to Bi-State. Bi-State denied the protest by letter dated July 19, 1999, and Gateway then appealed that decision to Bi-State's Executive Director. The Executive Director denied Gateway's appeal. We are informed that the Gateway appealed the Executive Director's decision to Federal Transit Administration ("FTA"). The appeal to the FTA is still pending. In each of the above actions, among other remedies, Gateway seeks to have our contract with Bi-State terminated and bidding for the St. Louis contract reopened. These actions are in preliminary stages. We intend to vigorously defend against termination of our St. Louis contract.


Item 4.  Submission of Matters to Vote of Security Holders

         The Company held its annual meeting of shareholders on June 15, 1999. At the meeting Delores M. Mord and Wayne P. Schur were elected to the Board of Directors for three-year terms. Voting on the election of directors was as follows:

                              Votes             Votes            Broker
                               For            Withheld          Non-Votes
                            ---------         ---------         ---------
    Delores M. Mord         3,806,733            693                0
    Wayne P. Schur          3,807,426              0                0

         In addition, the following directors continued in office following the shareholder meeting: Brian B. Obie, Randall C. Pape, Stephen A. Wendell and Richard C. Williams.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the three months ended August 31, 1999.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Obie Media Corporation


Date October 15, 1999                           By: /s/ James W. Callahan
                                                    James W. Callahan
                                                    Chief Financial Officer

Date October 15, 1999                           By: /s/ Michael E. Hubbard
                                                    Michael E. Hubbard
                                                    Corporate Controller