Form 10QSB/A
period 1999-08-31
OBIE MEDIA CORP
filed 1999-10-29
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A

                  This Amendment No. 1 is submitted to amend the following August 31, 1999 information in the Registrant's Consolidated Balance Sheets, which is included under Item 1 (on page 2) of the Registrant's original Quarterly Report on Form 10-QSB filed on October 15, 1999 (the "Form 10-QSB"):
Current portion of long-term debt; total current liabilities; and long-term debt less current portion. This Amendment also amends the August 31, 1999 working capital amount specified in the first paragraph under "Liquidity and Capital Resources," which is included under Item 2 (on page 9) of the Form 10-QSB. This Amendment also amends the amount of current liabilities specified on Exhibit 27 to the Form 10-QSB.

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

     This  report  contains 5 pages.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                 August 31,       November 30,
                                                   1999              1998
                                               --------------    --------------
CURRENT ASSETS:
  Cash                                          $   421,460       $   326,140
  Accounts receivable, net                        6,981,079         6,719,218
  Prepaids and other current assets               2,086,021         1,156,061
  Deferred income taxes                             758,832           758,832
                                               --------------    --------------
      Total current assets                       10,247,392         8,960,251

PROPERTY AND EQUIPMENT, NET                      11,005,842        10,493,174
GOODWILL, NET                                     7,295,534         7,696,394
OTHER ASSETS, NET                                   343,731           497,512
                                               --------------    --------------
                                                $28,892,499       $27,647,331
                                               ==============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $ 1,443,375       $ 1,511,276
  Line of credit                                    502,778         1,414,877
  Accounts payable                                  735,384           780,268
  Accrued expenses                                1,423,557         2,674,287
  Income taxes payable                              438,374           299,090
  Deferred revenue                                1,654,438         1,247,470
                                               --------------    --------------
      Total current liabilities                   6,197,906         7,927,268

DEFERRED INCOME TAXES                               783,502           783,502
LONG-TERM DEBT, LESS CURRENT PORTION              5,156,625        13,354,395
                                               --------------    --------------
     Total liabilities                           12,138,033        22,065,165
                                               --------------    --------------

MINORITY INTEREST IN SUBSIDIARY                      35,424            35,424

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value,
      10,000,000 shares authorized,
      no shares issued or outstanding
  Common stock, without par value;
      20,000,000 shares authorized,
      5,322,949 and 4,315,728 shares
      issued and outstanding, respectively       16,607,905         6,851,053
  Options issued for common stock                   211,763           211,763
  Foreign currency translation                          584                 -
  Accumulated deficit                              (101,210)       (1,516,074)
                                               --------------    --------------
      Total shareholders' equity                 16,719,042         5,546,742
                                               --------------    --------------

                                                $28,892,499       $27,647,331
                                               ==============    ==============

See accompanying notes

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at August 31, 1999 and November 30, 1998 was $4.0 million and $1.0 million, respectively. The increase in working capital is primarily the result of our stock offering, which was completed in August, 1999. The net proceeds from the offering were used to reduce our debt, including borrowings on our line of credit.

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


                                                   Obie Media Corporation


Date October 29, 1999                              By:/s/ James W. Callahan
                                                      James W. Callahan
                                                      Chief Financial Officer

Date October 29, 1999                              By: /s/ Michael E. Hubbard
                                                      Michael E. Hubbard
                                                      Corporate Controller