Form 10KSB
period 1999-11-30
OBIE MEDIA CORP
filed 2000-02-28
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1999
                                             -----------------
                                       or
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

         State issuer's revenues for its most recent fiscal year:  $40,466,000

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $ 30,385,519 aggregate market value as of December 31, 1999, based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,884,253 shares of Common Stock, without par value, on February 8, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 2000.

      Transitional Small Business Disclosure Format (Check One): Yes ; No X
                                                                -----    ---

                                TABLE OF CONTENTS




Part I

Item 1.    Description of Business.......................................  2
Item 2.    Description of Properties.....................................  10
Item 3.    Legal Proceedings.............................................  10
Item 4.    Submission of Matters to a Vote of Shareholders...............  10


Part II

Item 5.    Market for Common Stock and Related Shareholder Matters.......  11
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................  12
Item 7.    Financial Statements..........................................  16
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....................................  17


Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.............  17
Item 10.   Executive Compensation........................................  17
Item 11.   Security Ownership of Certain Beneficial Owners and Management
Item 12.   Certain Relationships and Related Transactions................  17
Item 13.   Exhibits and Reports on Form 8-K..............................  18
Signatures...............................................................  20
Financial Statements..................................................... F-1

FORM 10-KSB

This Annual Report includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower than expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports, including, but not limited to, the factors discussed in Exhibit 99.1 Incorporated by reference in this Annual Report. Readers are cautioned not to place undue reliance on the Company's forward-looking statements, which speak only as of the date of this Annual Report. The Company does not update its forward-looking statements.

Unless otherwise indicated, the information contained in this Annual Report has been restated to give retroactive effect to 11-for-10 stock splits declared in October 1997, November 1998 and October 1999. Unless the context otherwise requires, references in this Annual Report to "Obie Media," the "Company," "we," "us" or "our" are to Obie Media Corporation and its subsidiaries. We have derived some information in this Annual Report from government and industry sources. Although we believe this information is reliable, we have not independently verified it.

PART I
------

ITEM 1.    DESCRIPTION OF BUSINESS

Company Overview

Obie Media Corporation is an out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 1999, the Company had 43 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. The markets in which these transit districts are located include eight of the 30 largest U.S. markets--Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; St. Louis; and Cincinnati--and the third largest Canadian market, Vancouver, British Columbia. Since our initial public offering ("IPO") in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 8,000. We also operate and generally own over 1,000 advertising displays on billboards and walls primarily in Washington, Oregon, California, Montana, Wyoming and Idaho. The Company was formed in 1987 as a subsidiary of Obie Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business. To facilitate its IPO, the Company was separated from Obie Industries in November 1996.

In September 1998, we acquired P & C Media ("P & C"), which has operated in the out-of-home advertising industry for over 50 years. At the time of acquisition, P & C had 19 agreements with transit districts, including districts located in Hartford and Stamford, Connecticut; Fort Lauderdale and West Palm Beach, Florida; Cincinnati and Cleveland, Ohio; Richmond, Virginia; and Milwaukee, Wisconsin.

In August 1999, we completed the offering of an additional 1,100,000 shares of our common stock to the public. The net proceeds of the offering, approximately $9.7 million, were used to reduce debt, including the debt incurred in our acquisition of P & C.


Industry Overview

The out-of-home advertising industry includes displays on buses, trains, taxis, subways, transit benches and shelters, billboards, wallscapes on urban buildings, and displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets. The industry has grown significantly in recent years. According to estimates of the Outdoor Advertising Association of America (the "OAAA"), between 1993 and 1998, annual revenues generated by the out-of-home advertising industry increased 49.2% to $4.4 billion from $2.95 billion, representing a compound annual growth rate of 8.4%.

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

Transit advertising represents a significant portion of the out-of-home advertising industry. According to estimates of the Federal Transit Administration, in 1997, there were approximately 331 transit districts in the United States operating over 40,000 transit buses. Transport Canada estimated that approximately 13,000 urban transit vehicles were in use in Canada in 1996. Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Advertising displays represent a significant source of revenue to transit districts.

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

o Obtain Additional Transit Advertising Agreements. We believe that, by obtaining additional transit advertising agreements, we will increase our operating efficiencies and geographic diversity and create additional bases from which to achieve further market penetration. We expect increased revenue and profitability from the additional transit agreements to occur over time as we implement our direct sales and product strategies.

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

o Selectively Pursue Acquisition Opportunities. We continuously evaluate opportunities to enter new markets and increase our presence in existing markets through the selective acquisition of out-of-home advertising companies or assets. We intend to continue to focus our acquisition efforts on expanding around our existing hubs and developing new hubs in regions where attractive growth and consolidation opportunities exist.

o Increase Inventory of Outdoor Displays. We expect to increase our market penetration by acquiring or building additional outdoor displays in new and existing markets. We believe that the resulting increase in inventory will provide advertisers a greater variety of display alternatives and leverage our existing sales design and production capabilities.

o Expand Obie Media's National Sales Effort. To more effectively coordinate and expand our sales efforts to national advertisers and national advertising agencies, Obie Media has established national sales offices in Los Angeles, Chicago and New York City. We believe that our further growth and expansion into new markets will continue to increase our national sales.

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

Transit Advertising. As of November 30, 1999, the Company had 43 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays on over 8,000 transit vehicles. The markets in which these transit districts are located include eight of the 30 largest U.S. markets--Dallas; Portland, Oregon; Cleveland; St. Louis; Sacramento; Hartford; Ft. Lauderdale; and Cincinnati--and the third-largest Canadian market, Vancouver, British Columbia.

Pursuant to our transit advertising agreements, Obie Media is the exclusive seller of exterior advertising on the transit vehicles operated by the contracting transit districts. Typically, these agreements also provide us the right to sell advertising on the interior of the vehicles.

Agreements with transit districts are awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district. A transit agreement typically requires the transit advertising operator to guarantee to pay the transit district the greater of a minimum stated amount or a percentage (usually over 50%) of the advertising revenues generated by the operator's use of the district's vehicles. Transit advertising operators often must post performance bonds or letters of credit to secure their guarantees under their transit agreements. Obie Media's transit agreements typically have terms of three to five years, with renewals or extensions either unilaterally at the discretion of the transit district or upon the mutual agreement of the district and Obie Media.

We also sell advertising on over 700 transit benches in Portland, Oregon, approximately 100 transit shelters in Cincinnati, over 300 benches in Fort Worth, Texas and on approximately 22 walkway dioramas (a display similar to a "cut-out" billboard) in Cleveland. We believe these products complement our other product offerings and intend to secure additional shelters, dioramas and transit benches in our markets.

Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Through our hub strategy and proactive marketing to local advertisers, we are able to profitably offer our services to both large and small transit districts. The following table sets forth certain information about Obie Media's transit district agreements as of November 30, 1999:

                                         No. of                  Served
Transit District Agreements             Vehicles                  Since

British Columbia
    Vancouver                             1,136                    1998
    Victoria and 27 smaller districts       380                    1998
Ohio
    Cleveland                               833                    1997 (2)
    Cincinnati                              385                    1981 (2)
Texas
    Dallas                                  809                    1997
    Austin                                  303                    1998
Oregon
    Portland                                726                    1994
    Eugene and Springfield                  102                    1980 (1)
    Salem                                    54                    1994
Missouri
    St. Louis                               631                    1999
    Kansas City                             280                    1999
Wisconsin
    Milwaukee                               546                    1992 (2)
    Madison                                 150                    1999
    Racine                                   50                    1997 (2)
    Kenosha                                  42                    1996 (2)
 Connecticut
    Hartford and Stamford                   380                    1996 (2)
    Danbury                                  52                    1999
    Bridgeport                               50                    1981 (2)
    New Britain                              30                    1981 (2)
    Waterbury                                25                    1981 (2)
California
    Sacramento                              246                    1994
    Santa Cruz                              112                    1997
    Stockton                                111                    1989
    Paratransit, Inc. (Sacramento)           86                    1997
    Monterey                                 72                    1995
    Yolo County                              29                    1997
Florida
    Ft. Lauderdale                          202                    1998 (2)
    West Palm Beach                         139                    1998 (2)
    Gainesville                              50                    1981 (2)
    Daytona Beach                            45                    1981 (2)
Ontario, Canada
    London                                  170                    1999
    St. Catharines                           49                    1999
    Burlington                               46                    1999
    Oshawa                                   41                    1999
    Cambridge                                26                    1999

    Niagara Falls                            26                    1999
    Whitby                                   18                    1999
 Virginia
    Richmond                                170                    1984 (2)
    Danville                                 14                    1998 (2)
    Petersburg                               12                    1988 (2)
Washington
    Spokane                                 133                    1999
    Bremerton                               115                    1996
    Yakima                                   22                    1999
                                          -----
Total                                     8,898
                                          =====

(1) This agreement was serviced by a division of Obie Industries (Obie Media's parent corporation until 1996) prior to 1987, when Obie Media was formed.

(2) These dates reflect periods of service under agreements with P & C, which Obie Media acquired in September 1998.

The above transit district agreements are scheduled to expire as follows:

                                                      Approximate
                                                       Number of
                                                        Vehicles
                                    Number of         Covered Under
                                   Agreements          Agreements
                  Calendar        Scheduled to        Scheduled to
                   Year             Expire(1)         Expire (1)(2)

                2000                     6                1,200
                2001                     4                1,100
                2002                     7                2,100
                2003                     7                  800
                2004                    11                1,900
                2005                     2                1,500
                2006 and after           2                  200

(1) In addition, four agreements covering a total of approximately 100 vehicles are awarded on a year-to-year basis. We have served each of these four transit districts since the 1980s.

(2) Certain of our transit district agreements provide that they may be renewed for additional one-year to five-year periods beyond the specified expiration date, either unilaterally by the transit district or by mutual agreement of Obie Media and the transit district. The table above represents the last expiration date in the contract, including extensions. Some of our transit district agreements provide that the transit district may terminate the agreement before the end of the specified term at the convenience of the transit district, or if the transit district determines that such termination is in its best interest or in the public interest.

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

Outdoor Advertising Displays. Obie Media owns and operates over 1,000 billboards primarily in Washington, Oregon, California, Montana, Wyoming and Idaho. Substantially all of our billboards are bulletins. We have no 30-sheet or 8-sheet poster units. Our bulletins are generally located on major thoroughfares and provide greater impact and higher value than traditional posters.

We lease the property underlying our billboards, generally under 10-year leases that give us renewal rights for two additional five-year periods. The lessor typically reserves the right to cancel the lease if construction of permanent improvements on the subject property conflicts with the billboard.

Most of our billboards were designed and installed within the last nine years, and most are built of steel and engineered to withstand high winds. More than two-thirds of our billboards are illuminated. The displays are insured against damage caused to them by storms, vandalism and other causes.

Obie Media also leases, from others, building walls in urban areas for wallscape displays. Wallscapes are painted on vinyl surfaces or directly on the sides of buildings. We currently lease 7 building walls for wallscape displays in Seattle and own a 50% interest in a corporation that leases, from others, 19 building walls for wallscape displays in Portland.

The following table gives the number of our outdoor displays at November 30, 1999:

           Market                                       Displays(1)

         Washington                                       459
         Oregon                                           157
         California                                        87
         Montana                                          212
         Wyoming, Idaho and other                         176
                                                        -----
         Total                                          1,091
                                                        =====

(1) The number of displays listed includes approximately 200 displays, primarily in Montana and Wyoming, purchased in a transaction which closed in January, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments."

Sales and Service

In each of our principal markets, Obie Media maintains a large, high quality, proactive sales force. We believe our ratio of sales personnel to display inventory is higher than the industry average. At November 30, 1999, we had 112 sales and marketing employees. Our superior sales and service efforts are a key element in maximizing our inventory occupancy levels.

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

Customers

Obie Media maintains a broad base of local, regional and national advertising customers. Most of our regional and national customers are represented by advertising agencies. Customers represented by advertising agencies accounted for approximately 66% of our gross revenues for fiscal 1999. Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. Advertising agencies generally create the artistic design and written content of their customers' advertising. They plan and implement their customers' overall advertising campaign, including the selection of advertising media. Obie Media's sales personnel, including our national sales team, are trained to work closely with advertising agencies to service the needs of these customers.

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

In recent years, there has been consolidation among our competitors, including consolidation between out-of-home advertising companies and broadcast or other media. For example, in May 1999, Infinity Broadcasting Corporation ("Infinity"), a subsidiary of CBS Corporation and the sole shareholder of TDI Worldwide, Inc. ("TDI"), agreed to acquire Outdoor Systems, Inc., a leading company in the outdoor advertising display market. Several of our competitors, including diversified media companies such as Infinity, are substantially larger, better capitalized, more widely known and have access to substantially greater resources than we do. These traits may provide competitive advantages, particularly in large advertising markets.

Transit. The transit advertising market has historically been fragmented, consisting of a few national transit advertising companies with operations in multiple markets and numerous small companies operating under one or a few agreements. In large advertising markets, Obie Media encounters direct competition for transit agreements from major transit advertising companies such as TDI, one of the largest transit advertising companies in the United States and a dominant competitor in such markets. Competition among transit advertising companies is primarily based on obtaining and retaining agreements with transit districts. Agreements with transit districts are awarded primarily on the basis of the minimum amount the bidder guarantees to the district. Other factors which transit districts may consider in awarding agreements are the financial resources of the bidder available to support its minimum revenue guarantee, the bidder's business reputation and the soundness of the bidder's marketing plan. The agreements generally give the operator the exclusive right to provide transit advertising services within the transit district. The number and nature of competitors for each agreement depend upon the desirability of the market, including the number of vehicles operated by the transit district, and the size and rank of the market.

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

Employees

At November 30, 1999, we had 205 full-time and 9 part-time employees, of whom 112 were primarily engaged in sales and marketing, 20 were engaged in art design and production, 53 were engaged in installation, construction or maintenance of transit or outdoor advertising displays, and 29 were employed in financial, administrative or similar capacities. None of our employees is covered by collective bargaining agreements, except for 8 installers in Portland, Oregon and 14 installers in British Columbia.


ITEM 2.    DESCRIPTION OF PROPERTIES

Our headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for our centralized design and production departments, as well as our accounting, credit, marketing and management personnel. The headquarters is leased at market rates from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were approximately $180,000 and $171,000 during fiscal 1999 and 1998, respectively. Brian Obie, our Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, our Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries.

We lease parcels of property beneath outdoor advertising structures. Our site leases are generally for a term of ten years, with two five-year renewal options at our discretion. We also lease local operating offices for sales, service and installation in Spokane and Yakima, Washington; Portland and Salem, Oregon; Ft. Lauderdale and Daytona Beach, Florida; Wallingford, Connecticut; Cleveland and Cincinnati, Ohio; Langhorne, Pennsylvania; Dallas and Austin, Texas; Sacramento, Monterey, Stockton and Santa Cruz, California; Richmond, Virginia; St. Louis and Kansas City Missouri; Milwaukee and Madison, Wisconsin; Vancouver and Victoria, British Columbia; and London, Richmond Hill, Burlington, and St. Catharines, Ontario. We also lease national sales offices in Los Angeles, Chicago and New York City. Total lease payments for the forgoing leases were approximately $1.3 million and $1.1 million for fiscal 1999 and 1998, respectively.


ITEM 3.    LEGAL PROCEEDINGS

         Heard Communications, Inc., doing business as Gateway Outdoor Advertising ("Gateway"), the former operator of transit advertising displays for the Bi-State Development Agency of the Missouri-Illinois Metropolitan District ("Bi-State") in metropolitan St. Louis (including St. Clair County, Illinois), has contested both judicially and administratively Bi-State's award of the transit advertising agreement for St. Louis to us. We began operating under such agreement in July 1999.

         In the administrative action commenced July 2, 1999, Gateway alleges that the procurement process which awarded the contract to us was arbitrary and capricious in part because Gateway's proposal guaranteed greater minimum revenue to Bi-State over the term of the contract. Bi-State denied Gateway's protest by letter dated July 19, 1999. Gateway filed a protest with Bi-State's Executive Director requesting our contract with Bi-State be terminated and the bidding for the contract be reopened. The Executive Director denied Gateway's protest. Gateway then appealed the Executive Director's decision to the Federal Transit Administration ("FTA"). The appeal to the FTA was denied.

         In the judicial proceeding before the United States District Court for the Eastern District of Missouri, Case No. 4:99-CV-1054-CAS, commenced June 30, 1999, Gateway challenges the award of the St. Louis contract to us and seeks a declaratory judgment and an injunction prohibiting Bi-State and Obie from performing under the contract. We have intervened in the proceeding as a party-defendant. Gateway's challenge is based on its claim that its final bid documents relating to the contract were mishandled prior to the award of the contract as well as the grounds relied upon in the administrative proceeding. The Court denied a motion by Gateway for a temporary restraining order which would have delayed the award of the contract to us. The Court has allowed the judicial proceeding to enter the "discovery" stage in order to fully develop an administrative record for trial.

         The judicial proceeding is currently in this "discovery" stage. Several depositions of Bi-State officials have taken place. We intend to vigorously defend against termination of our St. Louis contract.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of Obie Media's shareholders during the fourth quarter of fiscal 1999.

PART II
-------

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

Since November 21, 1996, our Common Stock has been traded on the Nasdaq Market under the symbol "OBIE." The following table presents the high and low bid prices of our Common Stock as reported by The Nasdaq Stock Market, as adjusted to give retroactive effect to 11-for-10 stock splits declared by Obie Media in October 1997, November 1998 and October 1999:

        Fiscal 1999                                       High      Low
         First Quarter ..........................       $17.73    $11.82
         Second Quarter .........................        14.66      9.55
         Third Quarter...........................        11.82      9.38
         Fourth Quarter .........................        10.75      8.58

        Fiscal 1998                                      High       Low
         First Quarter ..........................       $ 9.66     $8.18
         Second Quarter .........................        10.91      9.32
         Third Quarter ..........................        15.00      9.32
         Fourth Quarter .........................        15.00      9.09

As of February 8, 2000, there were approximately 64 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in "street name."

Dividends

The Company has not paid cash dividends on its Common Stock during the last two fiscal years and does not anticipate doing so in the foreseeable future. The Company plans to retain any future earnings to finance operations. In addition, our credit agreements may limit our ability to pay dividends or make other distributions on our Common Stock.

Recent Exempt Sales of Securities

Effective June 1, 1999, in connection with our lease of real property from Robert Evanson, we issued to Mr. Evanson options to purchase 13,310 shares of our common stock at an exercise price of $5.27 per share. All such options were exercisable upon the effective date of their issuance. We did not register the issuance of the options under the Securities Act in reliance upon the exemption from registration contained in Section 4(2) thereof. The options are not transferable without our consent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Obie Media is an out-of-home advertising company, which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 1999, we had 43 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Since our IPO in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 8,000. We also operate and generally own over 1,000 advertising displays on billboards and walls primarily in Washington, Oregon, Montana, Wyoming, California and Idaho.

Our gross revenues increased from $25.2 million in fiscal 1998 to $40.5 million in fiscal 1999, representing an increase of 60.5%. EBITDA increased from $4.2 million to $5.8 million in the same period, representing an increase of 37.3%.
EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as operating income before depreciation and amortization expense.

Our significant growth since fiscal 1996 is primarily the result of: (i) growth in our existing transit advertising business, primarily resulting from agreements with additional transit districts; (ii) the acquisition of P & C on September 1, 1998; and (iii) the development and acquisition of new outdoor displays. As a result of these factors, our operating performance is not necessarily comparable on a period-to-period basis. We plan to continue a strategy of expanding through both internal growth and acquisitions.

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

Our gross revenues are derived from the sale of advertising on out-of-home advertising displays, primarily on transit vehicles under our transit district agreements and on outdoor advertising displays we own or operate. Gross revenues are a function of both the occupancy of these display spaces and the rates we charge. We focus our sales effort on maximizing occupancy levels while maintaining rate integrity in our markets. Over the past several years, our transit advertising operations have expanded more rapidly than our outdoor advertising operations. Revenues from transit advertising sales, as a percentage of gross revenues, increased from 77.0% in fiscal 1998 to 85.3% in fiscal 1999. Increases in our gross revenues over the last two fiscal years are primarily the result of the increased number of transit vehicles and outdoor displays on which we market advertising space and, to a lesser extent, rate increases.

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

Contract settlement represents the financial impact of the settlement reached regarding the early termination of the Tri-Met contract. See the Notes to our Consolidated Financial Statements and "Recent Developments."

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

Recent Developments

Additional Transit Advertising Agreements. In fiscal 1999, we began operating displays on approximately 1,500 additional vehicles and over 300 additional benches, including St. Louis (approximately 630 vehicles; the former operator is disputing the award of the St. Louis contract. See "Legal Proceedings") and Kansas City (approximately 280 vehicles).

Outdoor Asset Acquisitions. In October 1999 and January 2000, we acquired the outdoor assets of two Montana based companies. The acquisitions added over 300 displays to our outdoor display inventory, primarily in Montana and Wyoming. The total purchase price was $4.0 million cash. We borrowed $4.0 million from our lender to finance the transactions.

Early Termination of Transit Advertising Agreement for Portland, Oregon; Award of New Contract. We began serving as the exclusive transit advertising provider for the Tri-County Metropolitan Transit District, Tri-Met (Portland, Oregon) in 1994, pursuant to a five-year agreement. In 1996, Tri-Met extended its contract with us through June 30, 2001. The FTA, which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and Obie Media agreed to terminate our agreement with Tri-Met in 1999.

In December 1998, Tri-Met and Obie Media negotiated a settlement for damages resulting from the early termination of the contract. Under the terms of the settlement, Obie Media received cash payments and other financial benefits. The settlement resulted in a pre-tax gain of $1.1 million during fiscal 1999. In anticipation of the termination of our transit agreement, Tri-Met solicited proposals for the operation of the Portland transit district by means of a competitive proposal process. We were the successful proposer and, in September of 1999, we began a new contract with Tri-Met.

Acquisition of P & C. In September 1998, we acquired P & C, which has operated in the out-of-home advertising industry for over 50 years. At the time of acquisition P & C had 19 agreements with transit districts covering approximately 3,200 vehicles, including districts located in Hartford, Stamford and New Haven, Connecticut; Fort Lauderdale and West Palm Beach, Florida; Cincinnati and Cleveland, Ohio; Richmond, Virginia; and Milwaukee, Wisconsin.

Obie Media acquired P & C for an aggregate purchase price of $7.6 million in cash, up to 151,250 shares of our common stock and options to purchase up to 163,350 additional shares of our common stock, of which $6.1 million and 60,500 shares were paid at closing, and options to purchase 30,250 shares were exercisable on the closing date. Of the remaining $1.5 million of the cash purchase price, $500,000 was paid on January 1, 2000 and the remainder will be paid as follows; $500,000 on or before January 1, 2001, and $250,000 on or before each of January 1, 2002 and 2003. The remaining 90,750 shares will be issued depending on P & C's performance through November 30, 2001 and the unvested options will become exercisable over 4 years, depending on Wayne Schur's continued employment by us. We financed the acquisition of P & C from borrowings and repaid those borrowings with a portion of the proceeds of our August 1999 stock offering. See "Description of Business - Company Overview."

The acquisition of P & C has been accounted for under the purchase method of accounting, with Obie Media recording most of the purchase price as goodwill. The amount of goodwill may increase in the future as additional stock options vest and if additional shares are issued as a result of P & C's future performance. Goodwill is being amortized over 15 years. The acquisition occurred on September 1, 1998 and our financial statements do not include P & C operations prior to that date.

Expansion into Canada. In August 1998, our wholly owned Canadian subsidiary, Obie Media Limited, began operating transit advertising displays for BC Transit on approximately 1,500 vehicles covering substantially all of the transit districts in British Columbia, including Vancouver (Canada's third largest market) and Victoria.

Operating Results

Comparison of Years Ended November 30, 1999 and 1998

The following table presents certain items from our consolidated statements of income (and EBITDA) as a percentage of gross revenues.

                                                                     Year Ended
                                                                    November 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
         Transit advertising revenue..................           85.3 %       77.0 %
         Outdoor advertising revenue..................           14.7         23.0
                                                              --------     --------
         Gross revenue................................          100.0        100.0
         Less agency commissions......................            9.9          9.9
                                                              --------     --------
         Net revenues.................................           90.1         90.1
         Operating expenses:
             Direct advertising expense...............           65.3         58.7
             General and administrative...............           11.6         14.4
             Start-up costs...........................            1.7          0.4
             Contract settlement......................           (2.7)           -
                                                              --------     --------
         EBITDA.......................................           14.2         16.6
         Depreciation and amortization................            3.7          3.7
                                                              --------     --------
         Operating income.............................           10.5         12.9
         Interest expense.............................            2.3          3.1
                                                              --------     --------
         Income before income taxes and extraordinary item        8.2          9.8
         Provision for income taxes...................            3.2          3.8
                                                              --------     --------
         Net income...................................            5.0 %        6.0 %
                                                              ========     ========

Revenues. Gross revenues increased $15.2 million, or 60.5%, from $25.2 million in fiscal 1998 to $40.5 million in fiscal 1999. This increase was principally due to transit advertising revenues associated with the operations of P & C (which we acquired September 1, 1998), as well as the addition of new districts, and transit districts operating less than a full year in 1998, primarily British Columbia (which we began operating in August 1998). Transit revenues increased $15.1 million, or 77.8%, from $19.4 million in fiscal 1998 to $34.5 million in fiscal 1999, primarily due to the above factors. Outdoor advertising revenues increased $146,000, or 2.5%, from $5.8 million in fiscal 1998 to $5.9 million in fiscal 1999. Agency commissions increased $1.5 million, or 60.2%, from $2.5 million in fiscal 1998 to $4.0 million in fiscal 1999, primarily due to the large proportion of existing agency business in our new markets. As a result of the foregoing reasons, net revenues increased $13.7 million, or 60.4%, from $22.7 million in fiscal 1998 to $36.5 million in fiscal 1999.

Direct Advertising Expenses. Direct advertising expenses increased $11.6 million, or 78.7%, from $14.8 million in fiscal 1998 to $26.4 million in fiscal 1999. This increase was primarily the result of activities required to support our increased level of business. Direct advertising expenses increased, as a percentage of gross revenues, from 58.7% in fiscal 1998 to 65.3% in fiscal 1999, primarily due to the growth of the transit advertising business, where costs, especially occupancy costs, are higher as a percentage of revenue, than in the outdoor advertising business.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 28.9%, from $3.6 million in fiscal 1998 to $4.7 million in fiscal 1999. The increase resulted primarily from increased costs of administering new transit districts and districts which operated for less than all of fiscal 1998. General and administrative expenses, as a percentage of gross revenues, decreased from 14.4% in fiscal 1998 to 11.6% in fiscal 1999.

Contract Settlement. During 1999, we recognized a non-recurring pre-tax gain of $1.1 million associated with our contract settlement with Tri-Met (See Note 11 to our Consolidated Financial Statements).

Start-Up Costs. Start-up costs increased $562,000, from $106,000 in fiscal 1998 to $668,000 in fiscal 1999, primarily due to our increased response to requests for proposal for transit district contracts, our bidding on a greater number of large district contracts, and the costs incurred in retaining the Portland contract.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $577,000, or 61.7%, from $936,000 in fiscal 1998 to $1.5 million in fiscal 1999, primarily due to our investment in equipment in new markets, our upgrading of computer capabilities and adding outdoor displays in our existing operations and the amortization of goodwill associated with the P & C acquisition. Depreciation and amortization expenses are expected to increase in fiscal 2000 primarily due to depreciation from our Montana acquisitions. See "Recent Developments."

Operating Income. Due to the above factors, operating income increased $1.0 million, or 30.3%, from $3.3 million in fiscal 1998 to $4.2 million in fiscal 1999.

Interest Expense. Interest expense increased $166,000, or 21.4%, from $776,000 in fiscal 1998 to $942,000 in fiscal 1999, primarily due to the indebtedness incurred in connection with the acquisition of P & C, offset by the reduction in debt from the net proceeds of our August 1999 stock offering. See "Recent Developments."

Provision for Income Taxes. Provision for income taxes increased $309,000, or 31.6%, from $978,000 for fiscal 1998 to $1.3 million in fiscal 1999, primarily due to the increase in income before income taxes.

Net Income. As a result of the foregoing factors, net income increased $511,000, or 34.1%, from $1.5 million for fiscal 1998 to $2.0 million for 1999.

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

Liquidity and Capital Resources

We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at November 30, 1998 and 1999 was $1.0 million and $3.0 million, respectively. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds. At November 30, 1999, Obie Media had outstanding borrowings of $ 9.2 million, of which $ 5.2 million was pursuant to long-term credit agreements, $1.5 million was pursuant to the agreement to acquire P & C, and $ 2.5 million was pursuant to our operating line of credit. Our indebtedness is collateralized by substantially all of our assets (See Note 5 to our Consolidated Financial Statements). At November 30, 1999, available borrowing capacity under the line of credit, based on collateralized accounts, was $1.5 million.

Obie Media's net cash provided by operations was $ 1.8 million and $ 251,000 in fiscal 1998 and 1999, respectively. The decrease was primarily due to decreases in accrued expenses and increased accounts receivable and prepaid production expenses, offset in part by an increase in net income and depreciation and amortization.

Net cash used in investing activities was $ 8.0 million and $ 3.3 million in fiscal 1998 and 1999, respectively. The decrease from fiscal 1998 to fiscal 1999 was primarily due to the $6.3 million used in our 1998 acquisition of P & C. Capital expenditures totaled $ 1.7 million and $ 3.2 million in fiscal 1998 and 1999, respectively. Capital expenditures consist primarily of the cost of building and acquiring outdoor advertising displays. We anticipate that our capital expenditures, exclusive of those related to an acquisition closed in January 2000 (see "Recent Developments"), will approximate $2.5 million in fiscal 2000.

Net cash provided by financing activities was $ 6.6 million and $ 2.7 million in fiscal 1998 and 1999, respectively. Cash provided in fiscal 1999 was primarily from the proceeds of our public stock offering completed in August 1999, net of payments on long-term debt.

We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and finance our operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2000. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

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

Prior to December 31, 1999, we completed an assessment of our internal technical and non-technical systems to ascertain whether they were Year 2000 compliant. We identified and replaced one information processing system that was not Year 2000 compliant. Following such assessment and system replacement, we believe that all of our internal technical and non-technical systems are Year 2000 compliant.

To date, we have not, nor to our knowledge, has any third party transit district, vendor or service provider significant to our operations, experienced any material Year 2000 related problems. However, we cannot determine if we will be subject to Year 2000 compliance problems in the future, particularly with respect to February 29, 2000, or if Year 2000 problems have arisen that we have failed to detect.

We will continuously monitor our systems to resolve any Year 2000 problems that may arise in the future. We believe that our efforts to achieve Year 2000 compliance and the impact of the Year 2000 problem will not have a material effect on our operations.

Market Risk

We have not entered into derivative financial instruments. We may be exposed to future interest rate changes on our debt. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to our Consolidated Financial Statements.


ITEM 7.    FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-21 of this Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 10.     EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related party transactions is included under "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM  8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(a)(2)   Exhibits:
         ---------

Exhibit Description
-------------------

3.1      Restated Articles of Incorporation, as amended (1)

3.2      Restated Bylaws, as amended (1)

4.1      See Articles 3, 4 and 8 of Exhibit 3.1 and Articles 1, 2, 5, 6 and 7 of
         Exhibit 3.2

10.1*    Restated 1996 Stock Incentive Plan (4)

10.2     Form of Indemnification Agreement between the Company and its directors
         (4)

10.3     Form of Indemnification  Agreement between the Company and its officers
         (4)

10.4 Lease between Obie Industries Incorporated and the Company, dated November 12, 1996 (1)

10.5 Amendment, dated July 15, 1997, to lease agreement between Obie Industries Incorporated and the Company (2)

10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among the Company, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents (4)

10.7 First Amendment, dated as of January 3, 2000, of Restated and Amended Loan Agreement among the Company, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association.

10.8 Stock Purchase Agreement among Registrant and Philbin & Coine, Inc. and Wayne P. Schur dated August 25, 1998 (3)

10.9* Employment Agreement, dated September 1, 1998, between the Company and Wayne P. Schur (4)

10.10* Addendum, entered into September 1, 1999, to Employee Agreement between the Company and Wayne P. Schur.

10.11* Non-Qualified Stock Option Agreement, dated September 1, 1998, between the Company and Wayne P. Schur(4)

10.12 Settlement Offer Letter dated September 25, 1998 from Tri-County Metropolitan Transportation District of Oregon to Registrant, signed by the Registrant indicating acceptance (5)

20.1 Portions of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on April 21, 2000 (6)

21.1     List of Subsidiaries (4)

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants

27.1     Financial Data Schedule

99.1 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995: Certain Cautionary Statements (4)

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

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997 filed February 27, 1998.

(3)      Incorporated by reference to the Company's Form 8-K filed September 14,
         1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998 filed March 1, 1999.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-79367), declared effective on August 10, 1999.

(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Upon written request to Brian B. Obie, CEO and President of Obie Media Corporation, 4211 West 11th Avenue, Eugene, OR 97402, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents the Company's reasonable expense in furnishing the exhibit requested.

(b) Reports on Form 8-K. Obie Media filed no reports on Form 8-K during the fourth quarter of fiscal 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBIE MEDIA CORPORATION

Dated:   February 28, 2000          By/s/Brian B. Obie
                                       ----------------------------------
                                       Brian B. Obie, Chairman, President
                                       and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    PRINCIPAL EXECUTIVE OFFICER AND
                                    DIRECTOR:

Dated:   February 28, 2000          By/s/Brian B. Obie
                                       ----------------------------------
                                      Brian B. Obie, Chairman, President
                                      and Chief Executive Officer

                                    PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICER:

Dated:   February 28, 2000          By/s/Michael E. Hubbard
                                       ----------------------------------
                                      Michael E. Hubbard,
                                      Corporate Controller

                                    DIRECTORS:

Dated:   February 28, 2000          By/s/Delores M. Mord
                                       ----------------------------------
                                     Delores M. Mord, Director

Dated:   February 28, 2000          By/s/Randall C. Pape'
                                       ----------------------------------
                                     Randall C. Pape', Director

Dated:   February 28, 2000          By/s/Stephen A. Wendell
                                       ----------------------------------
                                     Stephen A. Wendell, Director

Dated:   February 28, 2000          By/s/Richard C. Williams
                                       ----------------------------------
                                     Richard C. Williams, Director

Dated:   February 28, 2000          By/s/Wayne P. Schur
                                       ----------------------------------
                                     Wayne P. Schur, Director

EXHIBIT INDEX

Exhibit*
-------

10.7 First Amendment, dated as of January 3, 2000, of Restated and Amended Loan Agreement among the Company, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association.

10.10 Addendum, entered into September 1, 1999, to Employee Agreement between the Company and Wayne P. Schur.

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants

27.1     Financial Data Schedule

--------------

* See Item 13(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.

                             OBIE MEDIA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheet as of November 30, 1999 and 1998              F-3

Consolidated Statements of Income for the years ended
         November 30, 1999 and 1998                                      F-4

Consolidated Statements of Changes in Shareholders'Equity
         (Deficit) for the years ended November 30, 1999 and 1998        F-5

Consolidated Statements of Cash Flows for the years ended
         November 30, 1999 and 1998                                      F-6

Notes to Consolidated Financial Statements                               F-8

Report of Independent Public Accountants


To the Board of Directors and Shareholders of Obie Media Corporation:

We have audited the accompanying consolidated balance sheets of Obie Media Corporation (an Oregon corporation) and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Obie Media Corporation and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 1999 in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP
                                                          /s/Arthur Andersen LLP



Portland, Oregon
February 16, 2000

                             OBIE MEDIA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1999 AND 1998


                                     ASSETS
                                     ------                    1999               1998
                                                           -----------        -------
CURRENT ASSETS:
  Cash                                                     $    34,224        $   326,140
  Accounts receivable, net of allowance for doubtful
    accounts of $359,850 and $291,938, respectively          8,715,044          6,719,218
  Prepaid expenses and other current assets                  2,134,137          1,156,061
  Deferred income taxes                                        959,427            758,832
                                                           -----------        -----------
          Total current assets                              11,842,832          8,960,251

PROPERTY AND EQUIPMENT, net                                 12,837,224         10,493,174

OTHER ASSETS:
  Goodwill, net                                              7,183,581          7,696,394
  Other assets, net                                            336,464            497,512
                                                           -----------        -----------
                                                           $32,200,101        $27,647,331
                                                           ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                        $ 1,743,718        $ 1,511,276
  Line of credit                                             2,505,534          1,414,877
  Accounts payable                                             999,894            780,268
  Accrued expenses                                           1,581,257          2,674,287
  Income taxes payable                                         443,916            299,090
  Deferred revenue                                           1,610,855          1,247,470
                                                           -----------        -----------
          Total current liabilities                          8,885,174          7,927,268

DEFERRED INCOME TAXES                                          995,407            783,502

LONG-TERM DEBT, less current portion                         4,919,353         13,354,395
                                                           -----------        -----------
          Total liabilities                                 14,799,934         22,065,165

MINORITY INTEREST IN SUBSIDIARY                                 35,424             35,424

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issued and outstanding                     -                  -
  Common stock, without par value; 20,000,000 shares
    authorized, 5,855,244 and 4,747,833 shares
    issued and outstanding, respectively                    16,657,650          6,851,053
  Options issued for common stock                              211,763            211,763
  Foreign currency translation                                    (993)                 -
  Retained earnings (accumulated deficit)                      496,323         (1,516,074)
                                                           -----------        -----------
          Total shareholders' equity                        17,364,743          5,546,742
                                                           -----------        -----------
                                                           $32,200,101        $27,647,331
                                                           ===========        ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                             OBIE MEDIA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998



                                                     1999               1998
                                                 -----------        -----------

REVENUES:
  Outdoor advertising                            $ 5,942,294        $ 5,796,230
  Transit advertising                             34,523,332         19,421,970
                                                 -----------        -----------
  Gross revenues                                  40,465,626         25,218,200
  Less- Agency commissions                        (4,005,600)        (2,500,455)
                                                 -----------        -----------
          Net revenues                            36,460,026         22,717,745

OPERATING EXPENSES:
  Direct advertising expenses                     26,438,100         14,792,952
  General and administrative                       4,676,977          3,628,028
  Depreciation and amortization                    1,512,890            935,545
  Start-up costs                                     668,200            106,375
  Contract settlement                             (1,077,469)                 -
                                                 -----------        -----------
          Operating income                         4,241,328          3,254,845

INTEREST EXPENSE                                     942,316            776,001
                                                 -----------        -----------
INCOME BEFORE INCOME TAXES                         3,299,012          2,478,844

PROVISION FOR INCOME TAXES                         1,286,615            977,665
                                                 -----------        -----------
NET INCOME                                       $ 2,012,397        $ 1,501,179
                                                 ===========        ===========

BASIC NET INCOME PER SHARE                       $       .40        $       .32
                                                  ===========        ===========

DILUTED NET INCOME PER SHARE                     $       .39        $       .32
                                                  ===========        ===========


The accompanying notes are an integral part of these consolidated statements.

                             OBIE MEDIA CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                                                      Options    Cumulative      Retained
                                                                     Issued for     Other         Earnings
                                                                       Common   Comprehensive   (Accumulated
                                            Shares       Amount        Stock        Loss          Deficit)        Total
                                           ---------   -----------   --------   -------------   ------------   -----------
BALANCE, November 30, 1997                 4,665,137   $ 6,173,967   $      -      $ -          $(2,378,073)   $ 3,795,894
  Issuance of common stock for benefit
    plan and stock option exercises           22,196       127,788          -        -                    -        127,788
  Issuance of common stock for the
    acquisition of business                   60,500       512,500          -        -                    -        512,500
  Purchase of property from related party
    in excess of net book value                    -             -          -        -             (639,180)      (639,180)
  Options issued for common stock for the
    acquisition of business                        -             -    211,763        -                    -        211,763
  Income tax benefit of nonqualified
    stock option exercises                         -        36,798          -        -                    -         36,798
  Net income                                       -             -          -        -            1,501,179      1,501,179
                                           ---------   -----------   --------    -----          -----------    -----------
BALANCE, November 30, 1998                 4,747,833     6,851,053    211,763        -           (1,516,074)     5,546,742
  Issuance of common stock for benefit
    plan and stock option exercises            7,433       102,149          -        -                    -        102,149
  Issuance of common stock for public
    offering, net of expenses              1,100,000     9,704,745          -        -                    -      9,704,745
  Purchase of fractional shares                  (22)         (297)         -        -                    -           (297)
  Foreign currency translation                     -             -          -     (993)                   -           (993)
  Net income                                       -             -          -        -            2,012,397      2,012,397
                                           ---------   -----------   --------    -----          -----------    -----------
BALANCE, November 30, 1999                 5,855,244   $16,657,650   $211,763    $(993)         $   496,323    $17,364,743
                                           =========   ===========   ========    =====          ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                             OBIE MEDIA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                                              1999                1998
                                                          -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,012,397          $ 1,501,179
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                        1,512,890              935,545
      Contract settlement                                   (527,469)                   -
      Deferred income taxes                                   11,310              499,359
      Change in assets and liabilities net of effect
        of acquisition:
          (Increase) decrease in-
            Accounts receivable                           (1,995,826)          (2,759,773)
            Prepaid expenses and other assets               (967,558)            (231,977)
          Increase (decrease) in-
            Accounts payable                                 219,626              337,735
            Accrued expenses                                (522,778)             927,378
            Income taxes payable                             144,826              335,888
            Deferred revenue                                 363,385              230,859
                                                         -----------          -----------
          Net cash provided by operating activities          250,803            1,776,193
                                                         -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (3,196,166)          (1,679,981)
  Acquisition of business, net of cash required                    -           (6,288,846)
  Other investing activities                                 (69,219)             (36,259)
                                                         -----------          -----------
          Net cash used in investing activities           (3,265,385)          (8,005,086)
                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock for offering     11,000,000                    -
  Costs to issue common stock                             (1,077,243)             (43,012)
  Proceeds from issuance of common stock for options          16,221               55,885
  Net borrowings (payments) on lines of credit             1,090,657              672,013
  Checks outstanding in excess of cash deposits                    -             (173,611)
  Proceeds from long-term debt                                     -            7,000,000
  Net payments on long-term debt                          (8,298,600)            (886,871)
  Payments of debt issuance costs                             (7,079)             (69,371)
  Other financing activities                                    (297)                   -
                                                         -----------          -----------
          Net cash provided by financing activities        2,723,659            6,555,033
                                                         -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (993)                   -
                                                         -----------          -----------
NET INCREASE (DECREASE) IN CASH                             (291,916)             326,140

CASH, beginning of period                                    326,140                    -
                                                         -----------          -----------
CASH, end of period                                      $    34,224          $   326,140
                                                         ===========          ===========
                                                                               (Continued)


                             OBIE MEDIA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                   (Continued)


                                                             1999                1998
                                                         -----------          -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Issuance of stock to employee benefit plan                  85,928          $    71,903
  Note payable issued to acquire outdoor advertising
    structures                                                96,000              698,000
  Issuance of common stock and stock options for the
    acquisition of business                                        -              724,263
  Issuance of note payable for the acquisition of
    business                                                       -            1,500,000
  Costs associated with financing activities                 175,000              131,855
  Income tax benefit of nonqualified stock option
    exercises                                                      -               36,798
  Interest capitalized                                        14,886               14,104

CASH PAID FOR INTEREST                                       921,998              850,626

CASH PAID FOR TAXES                                        1,130,479              138,216


The accompanying notes are an integral part of these consolidated statements.

                             OBIE MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 1999 AND 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Company
-------

Obie Media Corporation (the Company) is a full service out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). At November 30, 1999, the Company had 43 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. These transit districts are located in, among other advertising markets: Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; Cincinnati, St. Louis and Vancouver, British Columbia. The Company also operates and generally owns advertising displays on billboards and walls primarily located in Washington, Oregon, California, Montana and Idaho.

On August 16, 1999, the Company completed a secondary offering of 1,100,000 shares of its common stock, raising $9,704,745, net of expenses of $1,295,255. The net proceeds were used to reduce previously outstanding debt.

Philbin & Coine, Inc. Acquisition
---------------------------------

On September 1, 1998, the Company acquired all of the outstanding stock of Philbin & Coine, Inc., a New York corporation doing business as P&C Media (P&C) in exchange for 60,500 newly issued shares of the Company's common stock valued at $512,500, stock options for 30,250 shares of the Company's common stock valued at $211,763 (Note 7), cash of approximately $6.1 million, a note for $1,500,000 (Note 5) and incurred fees and expenses of $191,497. Additionally, subject to certain performance contingencies in the purchase agreement, the Company will be required to issue up to an additional 90,750 shares of the Company's common stock to the former P&C shareholder in future years. The value of any subsequently issued shares will be allocated to costs in excess of the fair value of net assets acquired.

Included in accounts receivable in the accompanying balance sheets at November 30, 1999 and 1998 is a receivable from the former shareholder of P&C for approximately $76,000, which relates to the acquisition of P&C.

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
                                                                      ----------
                                                                      $8,515,760
                                                                      ==========

The following unaudited pro forma consolidated results of operations for the year ended November 30, 1998, have been prepared as if the acquisition of P&C had occurred as of the beginning of fiscal year 1998:

Net revenue                                        $28,197,250
Operating income                                     2,847,366
Net income                                           1,054,648
Net income per share-
  Basic                                                 $.22
  Diluted                                               $.22

These pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of the results that will be obtained in the future.

Basis of Presentation
---------------------

The consolidated financial statements include the Company, its wholly owned subsidiary, Obie Media Limited, and its 50% owned subsidiary, OB Walls, Inc. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign subsidiary, Obie Media Limited, are translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. The effect of the foreign currency translation was insignificant for the years ended November 30, 1999 and 1998.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

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

Concentration of Credit Risk
----------------------------

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

At November 30, 1999, the Company had 43 agreements with transit districts. Customers advertising on transit vehicles owned by seven of the transit districts served by the Company: Dallas; Portland, Oregon; British Columbia; Cleveland; Sacramento; Cincinnati and Milwaukee represented approximately 55.4% of the Company's total net revenues for the year ended November 30, 1999. No single advertising customer represented 10% or more of the Company's revenues for any of the periods presented in the accompanying financial statements.

Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount (Notes 8 and 11).

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 1999 and 1998, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximates. Changes in the methodologies and assumptions could significantly affect the estimates.

Property and Equipment
----------------------

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

Goodwill and Other Long-Lived Assets
------------------------------------

Goodwill resulting from the P&C acquisition is being amortized over 15 years using the straight-line method and is net of accumulated amortization of $651,416 and $126,000 at November 30, 1999 and 1998, respectively. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected earnings. If the valuation indicates that undiscounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

Other assets include loan costs, which are stated at cost and amortized over the life of the loan.

Income Taxes
------------

The Company uses the liability method to record deferred tax assets and liabilities that are based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences result from the use of different accounting methods for financial statement and tax reporting purposes.

Earnings Per Share
------------------

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. Such amounts have been retroactively adjusted to reflect the 11-for-10 stock split which occurred in November 1998 and the 11-for-10 stock split which occurred in November 1999 (Note 7).

Following is a reconciliation of basic EPS and diluted EPS:

                                                 Year Ended November 30, 1999
                                             -----------------------------------
                                                                       Per Share
                                               Income        Shares     Amount
                                             ----------     ---------  ---------
Basic EPS-
  Income available to common shareholders    $2,012,397     5,089,486    $0.40
Effect of Dilutive Securities-
  Stock options                                       -        91,504
                                             ----------     ---------
Diluted EPS-
  Income available to common shareholders    $2,012,397     5,180,990    $0.39
                                             ==========     =========

                                                 Year Ended November 30, 1998
                                             -----------------------------------
                                                                       Per Share
                                               Income        Shares     Amount
                                             ----------     ---------  ---------
Basic EPS-
  Income available to common shareholders    $1,501,179     4,689,659     $0.32
Effect of dilutive securities-
  Stock options                                       -        65,166
                                             ----------     ---------
Diluted EPS-
  Income available to common shareholders    $1,501,179     4,754,825     $0.32
                                             ==========     =========

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive income does not materially differ from currently reported net income in the periods presented.

Effective in its fiscal year ending November 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the "management" approach) and also requires interim reporting of segment information. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for all derivative instruments. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 as an amendment to SFAS 133 and deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133 is not expected to have an impact on the Company's financial position or results of operations.

2.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:
    ------------------------------------------

Prepaid expenses and other current assets consist of the following:

                                                             November 30,
                                                       ----------------------
                                                          1999         1998
                                                       ----------   ----------

            Prepaid leases                             $  384,893   $  379,435
            Transit advertising production costs        1,041,430      500,297
            Other                                         707,814      276,329
                                                       ----------   ----------
                                                       $2,134,137   $1,156,061
                                                       ==========   ==========

3.  PROPERTY AND EQUIPMENT:
    -----------------------

Property and equipment consist of the following:

                                              November 30,
                                        ------------------------
                                           1999          1998      Asset Lives
                                        -----------   -----------  -----------

     Outdoor advertising structures     $13,835,142   $11,281,887     20 years
     Other equipment and leaseholds       4,173,827     3,434,153   5-20 years
                                        -----------   -----------
                                         18,008,969    14,716,040
     Less- Accumulated depreciation       5,171,745     4,222,866
                                        -----------   -----------
                                        $12,837,224   $10,493,174
                                        ===========   ===========

4.  ACCRUED EXPENSES:
    -----------------

Accrued expenses consist of the following:

                                              November 30,
                                        ----------------------
                                           1999             1998
                                        ----------       ----------

      Transit district fees             $  314,183       $1,890,581
      Payroll and related items            592,788          403,073
      Other                                674,286          380,633
                                        ----------       ----------
                                        $1,581,257       $2,674,287
                                        ==========       ==========

5.  FINANCING ARRANGEMENTS:
    -----------------------

Long-term debt consists of the following:

                                                                          November 30,
                                                                 -----------------------------
                                                                    1999               1998
                                                                 ----------         ----------
Term loan with U.S. Bank National Association (U.S. Bank),
  payable in monthly installments, with interest to be
  based, at the Company's option, partially at the London
  Inter-Bank Offering rate (LIBOR) plus 2% (7.44375% at
  November 30, 1999) and the remainder at U.S. Bank's
  prime rate plus .5% (9.00% at November 30, 1999) the
  loan is collateralized by substantially all of the
  Company's assets.                                              $4,500,000         $5,565,000
Note payable in annual payments of $12,000 plus interest
  at 10%, repaid in October 1999                                          -             12,000
Note payable in monthly payments of $5,900 including
  interest at 10%, repaid in April  1999                                  -             96,025
Note payable to U.S. Bank, as described below                       575,071            664,762
Notes payable in monthly payments of $2,219 including
  interest ranging from 9% to 9.98%, repaid in September
  1999                                                                    -             27,884
Bridge loan with U.S. Bank, as described below                            -          7,000,000
Note payable to former shareholder of P&C in certain
  installment payments plus interest at 6%, due January 1,
  2003 (Note 1)                                                   1,500,000          1,500,000
Note payable in monthly payments of $4,000 plus interest
  at 8%, due September 2001                                          88,000                  -
                                                                 ----------        -----------
                                                                  6,663,071         14,865,671
Less- Current portion                                             1,743,718          1,511,276
                                                                 ----------        -----------
                                                                 $4,919,353        $13,354,395
                                                                 ==========        ===========

The aggregate principal payments due on the above debt subsequent to November 30, 1999 are:

      Fiscal Year Ending
         November 30,

             2000                      $1,743,718
             2001                       1,743,718
             2002                       1,449,718
             2003                       1,449,708
             2004                         199,708
          Thereafter                       76,501
                                       ----------
                                       $6,663,071
                                       ==========

On August 1, 1998, the Company received a $698,000 loan from U.S. Bank, which was used to pay a note due to an affiliated partnership (Note 8). The loan is payable in monthly installments of $8,310 through July 15, 2005, with interest to be based, at the Company's option, partially at LIBOR plus 2% (7.44375% at November 30, 1999) and the remainder at U.S. Bank's prime rate plus .5% (9.0% at November 30, 1999). The loan is collateralized by substantially all of the Company's assets.

On September 1, 1998, the Company received a $7,000,000 bridge loan from U.S. Bank, which was used to finance the Company's acquisition of P&C (Note 1) as well as pay down certain indebtedness of P&C in connection with the acquisition. The principal balance was repaid with the proceeds of the Company's secondary offering, completed in August 1999.

The Company also has a $4,000,000 operating line of credit with U.S. Bank. The interest rate is at U.S. Bank's prime rate (8.5% at November 30, 1999) and the line is collateralized by receivables, equipment, inventory and contract rights. The outstanding balance on this line of credit at November 30, 1999 and 1998, was $2,505,534 and $1,414,877, respectively.

The Company was in compliance with all loan covenants at November 30, 1999.

6.  INCOME TAXES:
    -------------

For the year ended November 30, 1999, the provision for income taxes included a current provision of $1,275,305 and a deferred provision of $11,310. For the year ended November 30, 1998 the provision for income taxes included a current provision of $478,306 and a deferred provision of $499,359.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                         November 30,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------         ---------

Current deferred tax assets:
  Deferred revenue                               $  851,800         $ 621,895
  Prepaid commissions                               234,215           224,560
  Allowance for doubtful accounts                   115,142           112,746
  Accrued expenses and other                         59,244            25,468
                                                 ----------         ---------
          Total current deferred tax assets       1,260,401           984,669

Current deferred tax liabilities:
  Prepaid fees and other                           (300,974)         (225,837)
                                                 ----------         ---------
          Net current deferred tax assets        $  959,427         $ 758,832
                                                 ==========         =========

Noncurrent deferred tax liabilities:
  Property and equipment                         $  995,407         $ 783,502
                                                 ==========         =========

Income tax expense for the years ended November 30, 1999 and 1998 differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income, as follows:

                                                       Year Ended
                                                      November 30,
                                                   -------------------
                                                   1999           1998
                                                   -----          ----

Statutory federal income tax rate                   34.0%         34.0%
Increase in income taxes resulting from-
  Foreign, State and local taxes, net of
    federal income tax benefit                       4.0           4.6
  Other differences, net                             1.0           0.8
                                                    ----          -----
          Actual income tax expense                 39.0%         39.4%
                                                    ====          =====

7.  SHAREHOLDERS' EQUITY:
    ---------------------

The Company's Restated Articles of Incorporation authorize the issuance of up to 20,000,000 shares of common stock and 10,000,000 shares of preferred stock issuable in series (Preferred Stock).

In November 1998, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1998. In October 1999, the Company declared an 11-for-10 stock split for shareholders of record on November 22, 1999.

Preferred Stock
---------------

The Board of Directors is authorized, without further shareholder authorization, to issue Preferred Stock in one or more series and to fix the terms and provisions of each series, including dividend rights and preferences, conversion rights, voting rights, redemption rights and rights on liquidation, including preferences over common stock.

Common Stock
------------

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

Stock Options
-------------

On September 1, 1998, the Company granted nonstatutory stock options to the former shareholder of P&C, as part of the acquisition of P&C (Note 1), exercisable for 151,250 shares of the Company's common stock. Additionally, as part of the acquisition, the Company granted nonstatutory stock options to the legal counsel of the P&C shareholder exercisable for 12,100 shares of the Company's common stock. Of the 163,350 stock options granted, 30,250 were exercisable on the date of grant at an exercise price of $7.20 per share, and included in the purchase price for the acquisition of P&C (Note 1). The remaining 121,000 options granted to the former shareholder of P&C are exercisable in 30,250 increments on the annual anniversary dates of the Company's employment agreement signed with the former P&C shareholder, subject to certain provisions regarding the former P&C shareholder's employment with the Company. These options will be recorded as additional goodwill once the contingent provisions are met.

In addition, on October 2, 1996, the Company's Board of Directors and shareholders adopted the 1996 Stock Incentive Plan (the Plan), which provides for the issuance of up to 399,300 shares of common stock pursuant to Incentive Stock Options (ISOs), Nonqualified Stock Options (NSOs), stock bonuses and stock sales to employees, directors and consultants of the Company. ISOs may be issued only to employees of the Company and will have a maximum term of ten years from the date of grant. The exercise price for ISOs may not be less than 100% of the fair market value of the common stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year by any one person may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock at the time of the grant, and the term of the option may not exceed five years. NSOs may be granted at not less than 85% of the fair market value of the common stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Board of Directors' Compensation Committee, which administers the Plan. Activity under the Plan is summarized as follows:

                                                                 Weighted
                                       Shares        Shares       Average
                                      Available     Subject to   Exercise
                                      for Grant     Options        Price
                                      --------      --------     --------
BALANCES, November 30, 1997            224,274       175,027       $ 5.08
  Options granted                      (79,365)       79,365        10.22
  Options canceled                      30,608       (30,608)        6.83
  Options exercised                          -       (13,709)        5.02
                                      --------      --------
BALANCES, November 30, 1998            175,517       210,075         6.77
  Options granted                     (106,281)      106,281        12.27
  Options canceled                      38,358       (38,358)       11.45
  Options exercised                          -        (1,629)        6.01
                                      --------      --------
BALANCES, November 30, 1999            107,594       276,369         8.24
                                      ========      ========

Statement of Financial Accounting Standards No. 123
---------------------------------------------------

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended November 30, 1999 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                                     Year Ended
                                                    November 30,
                                                --------------------
                                                  1999          1998
                                                -------       -------
     Risk-free interest rate                      5.50%         6.00%
     Expected dividend yield                         0%            0%
     Expected lives                             6 years       6 years
     Expected volatility                         72.00%        53.11%

Using the Black-Scholes methodology, the total value of options granted during the years ended November 30, 1999 and 1998, was $895,367 and $1,535,903,
respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended November 30, 1999 and 1998, was $8.42 and $7.66, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                                        Year Ended November 30,
                                    --------------------------------------------------------------
                                                1999                               1998
                                    ---------------------------        ---------------------------
                                        As                                 As
                                     Reported         Pro Forma         Reported         Pro Forma
                                    ----------       ----------        ----------       ----------
    Net income                      $2,012,397       $1,626,324        $1,501,179       $1,355,304
    Basic net income per share         $0.40            $0.32             $0.32            $0.30
    Diluted net income per share       $0.39            $0.32             $0.32            $0.30

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at November 30, 1999:

                          Options Outstanding                      Options Exercisable
-----------------------------------------------------------    --------------------------
                     Weighted
                      Number          Average      Weighted       Number        Weighted
  Range of         Outstanding at     Remaining     Average    Exercisable at     Average
    Exercise        November 30,     Contractual   Exercise    November 30,     Exercise
     Prices            1999         Life - Years    Price          1999           Price
---------------    --------------   ------------   --------    --------------   ---------
 $ 5.00 -  5.68        139,753          12.0        $ 5.08          80,391        $ 5.06
           7.20        139,150          13.8          7.20          60,500          7.20
   8.47 -  9.30         54,407          13.5          8.62           9,341          8.64
  10.44 - 10.63         23,804          14.6         10.56               -          -
  11.57 - 12.60         29,173          13.6         11.66           5,615         11.63
          13.53         53,432          14.1         13.63               -          -
 --------------        -------          ----        ------         -------       -------
 $ 5.00 - 13.53        439,719          13.2        $ 7.95         155,847        $ 6.34
 ==============        =======          ====        ======         =======       =======

At November 30, 1998, 84,288 options were exercisable at a weighted average exercise price of $5.82 per share.

8.  COMMITMENTS AND CERTAIN RELATED PARTY TRANSACTIONS:
    ---------------------------------------------------

Transit Agreements
------------------

Certain transit agreements require the Company to remit to the transit district the greater of a percentage of the related advertising revenues or a guaranteed minimum amount. At November 30, 1999 future guaranteed minimum payments under the transit agreements are as follows:

      Fiscal Year Ending
         November 30,
      ------------------
             2000                     $17,409,718
             2001                      17,169,432
             2002                      14,090,414
             2003                       8,926,526
             2004                       6,122,053
          Thereafter                    2,965,184

Operating Leases
----------------

The Company leased outdoor advertising structures from an affiliated partnership. The lease agreement required monthly payments of a minimum base rent plus additional rent equal to 5% of the gross revenues derived from advertising displayed on the structures. Minimum base rent payments were $8,500 per month through December 1996, and increased to $9,000 per month for the following calendar year. The lease expired December 31, 1997. Total lease expense pursuant to this lease was $17,981 for the year ended November 30, 1998.

In December 1997, the Company exercised its option to purchase the property discussed above at a purchase price of $698,000. In accordance with generally accepted accounting principles, the Company recorded only the book value carried on the books of the affiliated partnership at the date of purchase. The difference between the net book value of these assets and the purchase price has been recorded as a charge to the Company's accumulated deficit.

The Company also rents office and production space from affiliates. Such rents totaled $180,311 and $171,096 for the years ended November 30, 1999 and 1998, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $1,338,141 and $1,073,074 for the years ended November 30, 1999 and 1998, respectively.

At November 30, 1999, future minimum lease payments for all operating leases described above are as follows:

      Fiscal Year Ending
         November 30,
      ------------------
             2000                    $1,493,986
             2001                     1,338,225
             2002                     1,129,168
             2003                       903,209
             2004                       790,392
          Thereafter                    878,492

9.  EMPLOYEE BENEFIT PLAN:
    ----------------------

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During the years ended
November 30, 1999 and 1998, the Company accrued $100,000 and $86,304, respectively, as contributions to the plan. In 1999, the Company paid the 1998 accrued contribution through a contribution of 5,643 shares of its common stock to the Plan and the balance in cash. In 1998, the Company paid the 1997 accrued contribution through a contribution of 8,486 shares of its common stock to the Plan and the balance in cash.

10.  GEOGRAPHIC INFORMATION:
     -----------------------

For geographic information, revenues are allocated between the United States and Canada, depending on whether the advertising contracts are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented.

                                                 Years Ended November 30,
                                             ------------------------------
                                                 1999               1998
                                             -----------        -----------

     Canada                                  $ 5,275,211        $ 1,518,643
     United states                            31,184,815         21,199,102
                                             -----------        -----------
                                             $36,460,026        $22,717,745
                                             ===========        ===========

11.  CONTRACT SETTLEMENT:
     --------------------

The Company had a contract to provide advertising sales services to the Tri-County Metropolitan Transit District (Tri-Met) in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration
(FTA), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and the Company agreed that the Company's agreement with Tri-Met was to terminate on June 30, 1999 and in December 1998 entered into an agreement to compensate the Company for early termination of the existing contract. The total amount of the contract settlement was $1,077,469 and is included as an offset in operating expenses in the accompanying consolidated statements of income for the year ended November 30, 1999.

In anticipation of the termination of the Company's transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district. On August 2, 1999, Tri-Met announced its intention to award the new Portland contract to the Company.