Form 10QSB
period 2000-02-29
OBIE MEDIA CORP
filed 2000-04-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               February 29, 2000
                               ------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT

 For the transition period from                    to
                               --------------------  --------------------

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

     As of April 10, 2000, 5,884,253 shares of the issuer's common stock were outstanding.

     This report contains 10 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                             February 29,      November 30,
                                                                 2000              1999
                                                           ----------------  ----------------
CURRENT ASSETS:
    Cash                                                        $   12,738          $ 34,224
    Accounts receivable, net                                     7,654,449         8,715,044
    Prepaids and other current assets                            2,465,712         2,375,237
    Deferred income taxes                                          959,427           959,427
                                                           ----------------  ----------------
        Total current assets
                                                                11,092,326        12,083,932

Property and equipment, net
                                                                15,458,983        12,837,224
Goodwill, net
                                                                 7,053,297         7,183,581
Other assets
                                                                   619,822           599,464
                                                           ----------------  ----------------

                                                               $34,224,428       $32,704,201
                                                           ================  ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                           $1,748,076        $1,743,718
    Line of credit                                               2,040,450         2,505,534
    Accounts payable                                             1,510,335           999,894
    Accrued expenses                                               446,733         2,085,357
    Income taxes payable                                           354,843           443,916
    Deferred revenue                                             1,420,696         1,610,855
                                                           ----------------  ----------------
        Total current liabilities                                7,521,133         9,389,274

Deferred income taxes                                              995,407           995,407
Long-term debt, less current portion                             8,202,983         4,919,353
                                                           ----------------  ----------------
       Total liabilities                                        16,719,523        15,304,034
                                                           ----------------  ----------------

Minority Interest in subsidiary                                     35,424            35,424

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        authorized, 5,884,253 and 5,855,244 shares
        issued and outstanding, respectively                    16,857,421        16,657,650
    Options issued for common stock                                211,763           211,763
    Foreign currency translation                                   (3,491)             (993)
    Retained earnings                                              403,788           496,323
                                                           ----------------  ----------------
        Total shareholders' equity                              17,469,481        17,364,743
                                                           ----------------  ----------------
                                                               $34,224,428       $32,704,201
                                                           ================  ================

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations




                                                Three Months Ended
                                          February 29,       February 28,
                                       -----------------------------------
                                             2000                1999
                                       ----------------   ----------------
Revenues:
Transit advertising                         $7,831,173          $6,024,908
Outdoor advertising                          1,482,096           1,361,729
                                       ----------------   -----------------
Gross revenues                               9,313,269           7,386,637
Less - agency commissions                    (767,446)           (626,409)
                                       ----------------   -----------------
Net revenues                                 8,545,823           6,760,228
                                       ----------------   -----------------

Operating Expenses:
Direct advertising expenses                  6,454,209           5,020,229
General and administrative                   1,575,766           1,160,602
Contract settlement                                  0           (885,941)
Start up costs                                  31,132             105,679
Depreciation and amortization                  421,020             355,723
                                       ----------------   -----------------
Operating income                                63,696           1,003,936

Other (Income) Expense:
Interest expense                             (215,392)           (277,473)
                                       ----------------   -----------------
Income before income taxes                   (151,696)             726,463

Provision for income taxes                    (59,161)             290,583
                                       ----------------   -----------------
Net income (loss)                            $(92,535)            $435,880
                                       ================   =================

Earnings per share:
    Basic                                      $(0.02)               $0.09
    Diluted                                    $(0.02)               $0.09






See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                                      Three Months Ended
                                                                February 29,        February 28,
                                                              ----------------------------------
                                                                    2000              1999
                                                              ----------------  ----------------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $(92,535)         $435,880
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 421,020           355,723
       Contract settlement                                                 0          (335,941)
       Changes in operating assets and liabilities                  (337,295)          504,536
                                                              ----------------  ----------------
         Net cash provided by (used in) operating activities          (8,810)          960,198
                                                              ----------------  ----------------

Cash Flows From Investing Activities:
  Capital expenditures                                            (2,912,495)         (385,560)
  Other                                                              (20,358)          (12,043)
                                                              ----------------  ----------------
         Net cash used in investing activities                    (2,932,853)         (397,603)
                                                              ----------------  ----------------

Cash Flows From Financing Activities:
  Net payments on line of credit                                    (465,084)         (587,798)
  Borrowings of long-term debt                                     4,000,000                 0
  Payments on long-term debt                                        (712,012)         (292,569)
  Other                                                               99,771             2,539
                                                              ----------------  ----------------
         Net cash provided by (used in) financing activities       2,922,675          (877,828)
                                                              ----------------  ----------------

Effect of exchange rate changes on cash                               (2,498)              273

                                                              ----------------  ----------------
Net increase (decrease) in cash                                      (21,486)         (314,960)
Cash, beginning of period                                             34,224           326,140
                                                              ----------------  ----------------
Cash, end of period                                                  $12,738           $11,180
                                                              ================  ================

Supplemental Disclosure:
  Issuance of stock to employee benefit plan                        $100,000           $85,928
  Interest capitalized                                                 3,808             4,769

Cash Paid for Interest                                               195,983           305,440

Cash Paid for Taxes                                                   29,912           257,782

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company," "We," "Us," or "Our" ) without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 29, 2000 and November 30, 1999, and the results of operations and cash flows of the Company for the three months ended February 29, 2000 and February 28, 1999. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements files as part of the Company's November 30, 1999 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


2.   Acquisition of Outdoor Advertising Displays

         In January 2000, the Company acquired approximately 200 outdoor advertising displays, located primarily in Montana and Wyoming, from JOSCO Outdoor. The Company financed the purchase price of approximately $2.5 million with borrowings under the Bridge Loan described below (see Note 4).


3.       Contract Settlement

         The Company had a contract to provide advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and the Company agreed that the Company's agreement with Tri-Met was to terminate on June 30, 1999 and, in December 1998, entered into a settlement agreement to compensate the Company for early termination of the existing contract. During the first quarter of fisca1 1999, the Company recorded a pre-tax gain of $885,941 which has been reflected in the accompanying consolidated statements of operations as an offset to operating expenses.

         In anticipation of the termination of the Company's transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district. Tri-Met awarded the Company a new multi-year contract in September 1999.

4.       Debt Agreements

         In January 2000, the Company borrowed $4,000,000 under a Bridge Loan (the Loan) from U.S. Bank (the Bank). The proceeds were used to finance the billboard acquisition described above (see Note 2) and to repay borrowings under the Company's line of credit. The Loan, which is collateralized by substantially all of the Company's assets, matures July 3, 2000 and bears interest based, at the Company's option, on the London Inter-Bank Offering Rate (LIBOR) plus 2% (8.00125% at February 29, 2000) or at the Bank's prime rate plus 0.5% (9.0 at February 29, 2000). The bank has agreed to refinance the Loan with long-term financing and, accordingly the balance has been reflected in the accompanying consolidated balance sheet as long-term debt.

         The Company's Term Loan Agreement contains certain covenants including maintenance of a current ratio and cash flow coverage. The Company was in compliance with these covenants as of February 29, 2000.


5.       Earnings Per Share

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. All share and per-share information has been adjusted to give retroactive effect to an 11-for-10 stock split which occurred in November 1999. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                        Three Months Ended   Three Months Ended
                                           February 29,         February 28,
                                              2000                 1999
                                           ---------           ----------

Basic shares (weighted average)            5,871,699            4,750,791
Dilutive effect of stock options                -                 120,913
                                           ---------           ----------
Diluted shares                             5,871,699            4,871,704
                                           =========           ==========

         At February 29, 2000, the Company had options outstanding covering 458,497 shares of the Company's common stock that were not considered in the dilutive EPS calculation since they would have been antidilutive.

6.       Comprehesive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income for the three months ended February 29, 2000 and February 28, 1999.

7.       Recent  Accounting Pronouncements

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

8.       Reclassifications

         Certain  amounts  previously   reported  in  the  Company's   financial
statements as of November 30, 1999 have been reclassified to conform to the current fiscal year presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in such areas; slower than expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports, including, but not limited to, the factors discussed in Exhibit 99.1 incorporated by reference in the Company's Annual Report for the year ended November 30, 1999.

Recent Developments

         In January 2000, the Company acquired approximately 200 outdoor advertising displays, located primarily in Montana and Wyoming, from JOSCO Outdoor for approximately $2.5 million.

         In February 2000, the Board of Directors of the Greater Vancouver Transit Authority (GVTA), also known as TransLink, voted to renew its contract with the Company for a five-year period. The contract, which was originally awarded in 1998, was guaranteed for two years with an option to renew for the next five years.

         In March 2000, the Company was awarded the right to sell interior and exterior transit advertising space on the transit fleet of Hillsboro Area Regional Transit Authority (HART), in Tampa, Florida. The contract (covering approximately 75 vehicles) is for a three-year period, and provides HART the option to renew the contract for an additional two years.


Comparison of the Three Months Ended February 29, 2000 and February 28, 1999

         Gross revenues increased $1.9 million, or 26.1%, to $9.3 million for the three months ended February 29, 2000 from $7.4 for the comparable period in fiscal 1999. This increase was principally due to volume and rate increases in our existing markets, as well as revenues associated with new transit operations in St. Louis, Kansas City and Ft. Worth, off-set by our loss of markets in Virginia (primarily Norfolk). Transit revenues increased $1.8 million, or 30.0%, to $7.8 million for the three months ended February 29, 2000 from $6.0 million for the first quarter of fiscal 1999. Outdoor advertising revenues increased to $1.5 million for the first quarter of fiscal 2000 from $1.4 million for the comparable period in fiscal 1999, primarily as a result of revenues associated with our acquisition of outdoor advertising displays in the forth quarter of fiscal 1999 and the first quarter of fiscal 2000. Agency commissions increased $141,000, or 22.5%, to $767,000 for the three months ended February 29, 2000 from $626,000 for first quarter of fiscal 1999, primarily due to the increased sales volume in our existing markets. As a result of the foregoing reasons, net revenues increased $1.8 million, or 26.4%, to $8.5 million for the three months ended February 29, 2000 from $6.8 million for the comparable period in fiscal 1999.

         Direct advertising expenses increased $1.4 million, or 28.6%, to $6.5 million for the three months ended February 29, 2000 from $5.0 for the comparable period in fiscal 1999. Direct advertising expenses increased, as a percentage of gross revenues, to 69.3% for the first quarter of fiscal 2000 from 68.0% for the same period in fiscal 1999. These increases are primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $415,000, or 35.8%, to $1.6 million for the three months ended February 29, 2000 from $1.2 million for the comparable period in fiscal 1999. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including new districts. General and administrative expenses, as a percentage of gross revenues, increased to 16.9% for the three months ended February 29, 2000 from 15.7% for the same period in fiscal 1999. We expect general and administrative expenses to decease as a percentage of gross revenues during the remaining quarters of fiscal 2000, as compared to the first quarter of fiscal 2000, as a result of anticipated seasonal revenue increases.

         During the first quarter of fiscal 1999, we recognized a pre-tax gain of $886,000 associated with our contract settlement with Tri-Met (See Note 3 to our Condensed Consolidated Financial Statements).

         Start-up costs decreased to $31,000 for the three months ended February 29, 2000 from $106,000 for the comparable period in fiscal 1999. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $65,000, or 18.4%, to $421,000 for the three months ended February 29, 2000 from $356,000 for the comparable period in fiscal 1999, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Due to the above factors, operating income decreased $940,000, or 93.7%, to $64,000 for the three months ended February 29, 2000 from $1.0 million for the first quarter of fiscal 1999, primarily due to the effect of our contract settlement with Tri-Met. Excluding the effect of the Tri-Met contract settlement, operating income would have decreased $54,000, or 46.0%, to $64,000 for the three months ended February 29, 2000 from $118,000 for the first quarter of fiscal 1999.

         Interest expense decreased $62,000, or 22.4%, to $215,000 for the first quarter of fiscal 2000 from $277,000 for the comparable period in fiscal 1999, primarily due to repayment of indebtedness from the proceeds of our stock offering in the third quarter of fiscal 1999.

         Provision for income taxes decreased $350,000, or 120.4%, to a benefit of $59,000 for the three months ended February 29, 2000, from an expense of $291,000 for the comparable period in fiscal 1999. The Company's effective tax rates were 39.0% and 40.0% during the three months ended February 29, 2000 and February 28, 1999, respectively. The difference between the statutory United States federal income tax rate and the effective tax rates was primarily the result of foreign, state and local taxes.

         As a result of the foregoing factors, net income decreased $528,000, or 121.2%, to a net loss of $93,000 for the three months ended February 29, 2000 from net income of $436,000 for the same period in fiscal 1999. Excluding the tax-effected benefit of the Tri-Met contract settlement, the company's operating results would have improved $3,000, or 3.3%, to a net loss of $93,000 for first quarter of fiscal 2000 from a net loss of $96,000 for the comparable period in fiscal 1999.

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at February 29, 2000 and November 30, 1999 was $3.6 million and $2.7 million, respectively. The decrease in working capital is primarily the result of payments of long-term debt. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds. At February 29, 2000, Obie Media had outstanding borrowings of $12.0 million, of which $9.0 million was pursuant to long-term credit agreements, $1.0 million was pursuant to the agreement to acquire P & C Media in September 1998, and $2.0 million was pursuant to our operating line of credit. Our indebtedness is collateralized by substantially all of our assets. See Note 4 to our condensed consolidated financial statements. At February 29, 2000, available borrowing capacity under the line of credit, based on collateralized accounts, was $2.0 million.

         Obie Media's net cash used in operating activities was $8,800 during the three months ended February 29, 2000 as compared to net cash provided by operations of $960,000 during the first quarter of fiscal 1999. The decrease was primarily due to cash received in connection with the Company's contract settlement with Tri-Met in first quarter of fiscal 1999 and larger payments to transit districts during the first quarter of fiscal 2000.

         Net cash used in investing activities was $2.9 million and $398,000 during the three months ended February 29, 2000 and February 28, 1999, respectively. The increase in these expenditures during the first quarter of fiscal 2000 was principally related to the costs associated with the acquisition and construction of outdoor advertising displays as well as expenditures related to opening new offices. We have no material future commitments for capital expenditures but anticipate that our capital expenditures, exclusive of those related to any future acquisitions, will approximate $2.0 million during the remainder of fiscal 2000.

         Net cash provided by financing activities was $2.9 million during the three months ended February 29, 2000 compared to net cash used in financing activities of $878,000 during the three months ended February 28, 1999. The increase in the first quarter of fiscal 2000 from the comparable period in fiscal 1999 was primarily the result of borrowings on the Company's debt agreements.

         We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and to finance our existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2000. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

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

         To date, we have not, nor to our knowledge, has any third party transit district, vendor or service provider significant to our operations, experienced any material Year 2000 related problems. However, we cannot determine if we will be subject to Year 2000 compliance problems in the future.

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


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    (27) Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the quarter ended February 29, 2000.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Obie Media Corporation



 Date April 14, 2000                         By: /s/ Michael E. Hubbard *
                                                Michael E. Hubbard
                                                Vice President
                                                Corporate Controller

                   * Signing on behalf of the registrant as principal financial and accounting officer