Form 10QSB
period 2000-05-31
OBIE MEDIA CORP
filed 2000-07-17
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               May 31, 2000
                               ------------------------------------------------

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


     As of July 12, 2000, 5,884,253 shares of the issuer's common stock were outstanding.

     This report contains 12 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                                 May 31,      November 30,
                                                                  2000            1999
                                                             --------------  -------------
CURRENT ASSETS:
    Cash                                                         $  49,159       $ 34,224
    Accounts receivable, net                                    10,020,769      8,715,044
    Prepaids and other current assets                            3,378,650      2,375,237
    Deferred income taxes                                          959,427        959,427
                                                             --------------  -------------
        Total current assets                                    14,408,005     12,083,932

Property and equipment, net                                     15,603,247     12,837,224
Goodwill, net                                                    6,923,014      7,183,581
Other assets                                                       621,581        599,464
                                                             --------------  -------------
                                                               $37,555,847    $32,704,201
                                                             ==============  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                          $1,748,076     $1,743,718
    Line of credit                                              3,570,183      2,505,534
    Accounts payable                                            2,176,038        999,894
    Accrued expenses                                              656,186      2,085,357
    Income taxes payable                                          608,679        443,916
    Deferred revenue                                            2,109,568      1,610,855
                                                             -------------  -------------
        Total current liabilities                              10,868,730      9,389,274

Deferred income taxes                                             995,407        995,407
Long-term debt, less current portion                            7,790,957      4,919,353
                                                             -------------  -------------
       Total liabilities                                       19,655,094     15,304,034
                                                             -------------  -------------

Minority Interest in subsidiary                                    35,424         35,424

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        authorized, 5,884,253 and 5,855,244 shares
        issued and outstanding, respectively                   16,848,581     16,657,650
    Options issued for common stock                               211,763        211,763
    Foreign currency translation                                  (2,321)          (993)
    Retained earnings                                             807,306        496,323
                                                             -------------  -------------
        Total shareholders' equity                             17,865,329     17,364,743
                                                             -------------  -------------
                                                              $37,555,847    $32,704,201
                                                             =============  =============

See accompanying notes


                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations



                                    Three Months Ended May 31,       Six Months Ended May 31,
                                    --------------------------       ------------------------
                                       2000            1999            2000           1999
                                  --------------  --------------  --------------  --------------
REVENUES:
  Transit advertising               $10,837,176      $8,549,308     $18,668,349     $14,574,216
  Outdoor advertising                 1,725,466       1,451,664       3,207,562       2,813,393
                                  --------------  --------------  --------------  --------------
  Gross revenue                      12,562,642      10,000,972      21,875,911      17,387,609
  Less - Agency commissions         (1,233,911)     (1,031,326)     (2,001,357)     (1,657,735)
                                  --------------  --------------  --------------  --------------
      Net revenues                   11,328,731       8,969,646      19,874,554      15,729,874

OPERATING EXPENSES:
  Direct advertising expenses         8,287,091       6,275,871      14,741,300      11,296,100
  General and administrative          1,623,706       1,151,126       3,199,472       2,311,728
  Contract settlement                         0               0 .             0       (885,941)
  Start-up costs                         29,968         190,103          61,100         295,782
  Depreciation and amortization         434,220         367,173         855,240         722,896
                                  --------------  --------------  --------------  --------------
      Operating income                  953,746         985,373       1,017,442       1,989,309

OTHER (INCOME) EXPENSE:
  Interest expense                      292,211         284,412         507,603         561,885
                                  --------------  --------------  --------------  --------------
     Income before income taxes         661,535         700,961         509,839       1,427,424

PROVISION FOR INCOME TAXES              258,017         266,109         198,856         556,692
                                  --------------  --------------  --------------  --------------
NET INCOME                             $403,518        $434,852        $310,983        $870,732
                                  ==============  ==============  ==============  ==============

Earnings per share:
    Basic                                 $0.07           $0.09           $0.05           $0.18
    Diluted                               $0.07           $0.09           $0.05           $0.18




See accompanying notes


                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                           Six Months Ended May 31,
                                                           ------------------------
                                                            2000             1999
                                                         --------------  --------------
Cash Flows From Operating Activities:
    Net income                                                $310,983        $870,732
    Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                        855,240         722,896
          Contract settlement                                        0        (335,941)
          Changes in operating assets and liabilities       (1,828,476)     (1,416,731)
                                                         --------------  --------------
             Net cash used in operating activities            (662,253)       (159,044)
                                                         --------------  --------------

Cash Flows From Investing Activities:
    Capital expenditures                                    (3,346,225)       (810,713)
    Other                                                       14,471         (21,108)
                                                         --------------  --------------
            Net cash used in investing activities           (3,360,696)       (831,821)
                                                         --------------  --------------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                          1,064,649       1,410,215
    Borrowings of long-term debt                             4,000,000               0
    Payments on long-term debt                              (1,124,038)       (679,083)
    Other                                                       99,771          13,845
                                                         --------------  --------------
            Net cash provided by financing activities        4,040,382         744,977
                                                         --------------  --------------

Effect of exchange rate changes on cash                         (2,498)         (1,843)

                                                         --------------  --------------
Net increase (decrease) in cash                                 14,935        (247,731)
Cash, beginning of period                                       34,224         326,140
                                                         --------------  --------------
Cash, end of period                                            $49,159         $78,409
                                                         ==============  ==============

Supplemental Disclosure:
    Issuance of stock to employee benefit plan                 $91,160         $85,928
    Interest capitalized                                         3,808           4,769

Cash Paid for Interest                                         195,983         475,778

Cash Paid for Taxes                                             33,993         892,909

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company," "We," "Us," or "Our") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2000 and November 30, 1999, and the results of operations and cash flows of the Company for the three and six months ended May 31, 2000 and 1999, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


3.       Contract Settlement

         The Company had a contract to provide advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts, in most instances, may not exceed five years in length. At the request of the FTA, Tri-Met and the Company agreed that the Company's agreement with Tri-Met was to terminate on June 30, 1999 and, in December 1998, entered into a settlement agreement to compensate the Company for early termination of the existing contract. During the first quarter of fisca1 1999, the Company recorded a pre-tax gain of $885,941 which has been reflected in the accompanying consolidated statements of operations as an offset to operating expenses.

         In anticipation of the termination of the Company's transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district. Tri-Met awarded the Company a new multi-year contract in September 1999.


4.       Debt Agreements

         In January 2000, the Company borrowed $4,000,000 under a Bridge Loan (the Loan) from U.S. Bank (the Bank). The proceeds were used to finance the billboard acquisition described above (see Note 2) and to repay borrowings under the Company's line of credit. The Loan, which is collateralized by substantially all of the Company's assets, had an original maturation date of July 3, 2000 and bears interest based, at the Company's option, on the London Inter-Bank Offering Rate (LIBOR) plus 2% (8.09125% at May 31, 2000) or at the Bank's prime rate plus 0.5% (9.5% at May 31, 2000). The bank has extended the maturity date of the loan to July 31, 2000 and has agreed to refinance the Loan with long-term financing. Accordingly, the balance has been reflected in the accompanying consolidated balance sheet as long-term debt.

         In June 2000 the company amended its loan agreement, increasing the maximum available borrowing capacity under the line of credit by $2,000,000 from $4,000,000 to $6,000,000.
         The Company's Term Loan Agreement contains certain covenants including maintenance of a current ratio and cash flow coverage. The Company was in compliance with these covenants as of May 31, 2000.


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

                                    Three Months Ended       Six Months Ended
                                          May  31,                May 31,
                                   --------------------    --------------------
                                      2000       1999         2000       1999
                                   ---------  ---------    ---------  ---------
Basic shares (weighted average)    5,884,253  4,754,831    5,879,092  4,754,146
Dilutive effect of stock options      40,964     81,693       54,737    103,744
                                   ---------  ---------    ---------  ---------
Diluted shares                     5,925,217  4,836,524    5,933,829  4,857,890
                                   =========  =========    =========  =========


6.       Comprehesive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income for the three and six month periods ended May 31, 2000 and 1999.

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

         In March 2000, the Company was awarded the right to sell interior and exterior transit advertising space on the transit fleet of Hillsboro Area
Regional Transit Authority (HART), in Tampa, Florida. In April 2000, HART advised us that the contract award was void due to procedural defects in the bidding process. We anticipate that a new request for proposal will be issued prior to August 31, 2000.

         In May 2000 we were notified by the Greater Richmond Transit Company that effective May 31, 2000, they would begin using their own employees to manage their advertising services and would no longer be contracting with Obie Media (representing a loss of approximately 151 vehicles).

         In June 2000, The Sacramento Regional Transit District in Sacramento, California renewed our contract for two additional years and the Capital Metropolitan Transportation Authority (Capital METRO) in Austin, Texas granted us the first of two one-year renewals available under our existing contract.

         Also in June 2000, we created a digital graphics division with the acquisition of state-of-the-art digital vinyl printing equipment. The purchase of this equipment is anticipated to double our in-house production capability. Prior to the acquisition of this equipment we were able to produce approximately 30% of our total ad production in-house.

Comparison of the Three Months Ended May 31, 2000 and 1999

         Gross revenues increased $2.6 million, or 25.6%, to $12.6 million for the three months ended May 31, 2000 from $10.0 million for the comparable period in fiscal 1999. Transit revenues increased $2.3 million, or 26.8%, to $10.8 million for the three months ended May 31, 2000 from $8.5 million for the second quarter of fiscal 1999. This increase was principally due to volume and rate increases in our existing markets, as well as revenues associated with new transit operations in St. Louis, Kansas City and Ft Worth, off-set by our loss of markets in Virginia. Outdoor advertising revenues increased $274,000, or 18.9%, to $1.7 million for the second quarter of fiscal 2000 from $1.5 million for the comparable period in fiscal 1999, primarily as a result of revenues associated with our acquisition of outdoor advertising displays in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. Agency commissions increased $203,000, or 19.6%, to $1.2 million for the three months ended May 31, 2000 from $1.0 million for the second quarter of fiscal 1999, primarily due to increased sales volume in our existing markets. As a result of the foregoing reasons, net revenues increased $2.4 million, or 26.3%, to $11.3 million for the three months ended May 31, 2000 from $9.0 million for the comparable period in fiscal 1999.

         Direct advertising expenses increased $2.0 million, or 32.0%, to $8.3 million for the three months ended May 31, 2000 from $6.3 million for the comparable period in fiscal 1999. Direct advertising expenses increased, as a percentage of gross revenues, to 66.0% for the second quarter of fiscal 2000 from 62.8% for the same period in fiscal 1999. These increases are primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $473,000, or 41.1%, to $1.6 million for the three months ended May 31, 2000 from $1.2 million for the comparable period in fiscal 1999. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new districts. General and administrative expenses, as a percentage of gross revenues, increased to 12.9% for the three months ended May 31, 2000 from 11.5% for the same period in fiscal 1999. We expect general and administrative expenses to decease as a percentage of gross revenues during the remaining quarters of fiscal 2000, as compared to the first half of fiscal 2000, as a result of anticipated seasonal revenue increases.

         Start-up costs decreased to $30,000 for the three months ended May 31, 2000 from $190,000 for the comparable period in fiscal 1999. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $67,000, or 18.3%, to $434,000 for the three months ended May 31, 2000 from $367,000 for the comparable period in fiscal 1999, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Due to the above factors, operating income decreased $32,000, or 3.2%, to $954,000 for the three months ended May 31, 2000 from $985,000 for the second quarter of fiscal 1999.

         Interest expense increased $8,000, or 2.7%, to $292,000 for the second quarter of fiscal 2000 from $284,000 for the comparable period in fiscal 1999.

         Provision for income taxes decreased $8,000, or 3.0%, to $258,000 for the three months ended May 31, 2000, from $266,000 for the comparable period in fiscal 1999. The Company's effective tax rates were 39.0% and 38.0% during the three months ended May 31, 2000 and 1999, respectively. The difference between the statutory United States federal income tax rate and the effective tax rates was primarily the result of foreign, state and local taxes.

         As a result of the foregoing factors, net income decreased $31,000, or 7.2%, to $404,000 for the three months ended May 31, 2000 from $435,000 for the same period in fiscal 1999.

Comparison of the Six Months Ended May 31, 2000 and 1999

         Gross revenues increased $4.5 million, or 25.8%, to $21.9 million for the six months ended May 31, 2000 from $17.4 million for the comparable period in fiscal 1999. Transit revenues increased $4.1 million, or 28.1%, to $18.7 million for the six months ended May 31, 2000 from $14.6 million for the first half of fiscal 1999. This increase was principally due to volume and rate increases in our existing markets, as well as revenues associated with new transit operations in St. Louis, Kansas City and Ft. Worth, off-set by our loss of markets in Virginia. Outdoor advertising revenues increased $394,000, or 14.0%, to $3.2 million for the first half of fiscal 2000 from $2.8 million for the comparable period in fiscal 1999, primarily as a result of revenues associated with our acquisition of outdoor advertising displays in the fourth quarter of fiscal 1999 and the first half of fiscal 2000. Agency commissions increased $344,000, or 20.7%, to $2.0 million for the six months ended May 31, 2000 from $1.7 million for first half of fiscal 1999, primarily due to increased sales volume in our existing markets. As a result of the foregoing reasons, net revenues increased $4.1 million, or 26.3%, to $19.9 million for the six months ended May 31, 2000 from $15.7 million for the comparable period in fiscal 1999.

         Direct advertising expenses increased $3.4 million, or 30.5%, to $14.7 million for the six months ended May 31, 2000 from $11.3 million for the comparable period in fiscal 1999. Direct advertising expenses increased, as a percentage of gross revenues, to 67.4% for the first six months of fiscal 2000 from 65.0% for the same period in fiscal 1999. These increases are primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $888,000, or 38.4%, to $3.2 million for the six months ended May 31, 2000 from $2.3 million for the comparable period in fiscal 1999. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new districts. General and administrative expenses, as a percentage of gross revenues, increased to 14.6% for the six months ended May 31, 2000 from 13.3% for the same period in fiscal 1999. We expect general and administrative expenses to decease as a percentage of gross revenues during the remaining quarters of fiscal 2000, as compared to the first half of fiscal 2000, as a result of anticipated seasonal revenue increases.

         During the first quarter of fiscal 1999, we recognized a pre-tax gain of $886,000 associated with our contract settlement with Tri-Met (See Note 3 to our Condensed Consolidated Financial Statements).

         Start-up costs decreased to $61,000 for the six months ended May 31, 2000 from $296,000 for the comparable period in fiscal 1999. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $132,000, or 18.3%, to $855,000 for the six months ended May 31, 2000 from $723,000 for the comparable period in fiscal 1999, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Operating income decreased $972,000, or 48.9%, to $1.0 million for the six months ended May 31, 2000 from $2.0 million for the first half of fiscal 1999, primarily due to the effect of our contract settlement with Tri-Met. Excluding the effect of the Tri-Met contract settlement, operating income would have decreased $86,000, or 7.8%, to $1.0 million for the six months ended May 31, 2000 from $1.1 million for the first half of fiscal 1999.

         Interest expense decreased $54,000, or 9.7%, to $508,000 for the first six months of fiscal 2000 from $562,000 for the comparable period in fiscal 1999.

         Provision for income taxes decreased $358,000, or 64.3%, to $199,000 for the six months ended May 31, 2000, from $557,000 for the comparable period in fiscal 1999, primarily due to the tax effect of our contract settlement with Tri-Met. The Company's effective tax rate was 39.0% for the six months ended May 31, 2000 and 1999. The difference between the statutory United States federal income tax rate and the effective tax rate was primarily the result of foreign, state and local taxes.

         Net income decreased $560,000, or 64.3%, to $311,000 for the six months ended May 31, 2000 from $871,000 for the same period in fiscal 1999. Excluding the tax-effected benefit of the Tri-Met contract settlement, net income would have decreased $28,000, or 8.3%, to $311,000 for six months ended May 31, 2000 from $339,000 for the comparable period in fiscal 1999.

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at May 31, 2000 and November 30, 1999 was $3.5 million and $2.7 million, respectively. The increase in working capital is primarily due to our increased sales which has resulted in an increase in accounts receivable. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds. At May 31, 2000, Obie Media had outstanding borrowings of $13.1 million, of which $8.5 million was pursuant to long-term credit agreements, $1.0 million was pursuant to the agreement to acquire P & C Media in September 1998, and $3.6 million was pursuant to our operating line of credit. Our indebtedness is collateralized by substantially all of our assets. See Note 4 to our condensed consolidated financial statements. At May 31, 2000, available borrowing capacity under the line of credit, based on collateralized accounts, was $430,000. In June 2000 we amended our line of credit agreement, increasing the maximum available borrowing capacity by $2,000,000 from $4,000,000 to $6,000,000.

         Obie Media's net cash used in operating activities was $662,000 and $159,000 during the six months ended May 31, 2000 and 1999, respectively. The change between periods was primarily due to cash received in connection with the Company's contract settlement with Tri-Met in first quarter of fiscal 1999 and larger payments to transit districts during the first six months of fiscal 2000.

         Net cash used in investing activities was $3.4 million and $832,000 during the six months ended May 31, 2000 and 1999, respectively. The increase in these expenditures during the first six months of fiscal 2000 was principally related to the costs associated with the acquisition and construction of outdoor advertising displays as well as expenditures related to opening new offices. We have no material future commitments for capital expenditures but anticipate that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $1.5 million during the remainder of fiscal 2000.

         Net cash provided by financing activities was $4.0 million and $745,000 during the six months ended May 31, 2000 and 1999, respectively. The increase was primarily the result of borrowings used to finance our acquisition of outdoor advertising displays in first quarter of fiscal 2000.

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

Seasonality

         Obie  Media's  revenues  and  operating   results   historically   have
fluctuated by season, generally following the advertising trends in our major transit markets. Typically, our results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year which ends on November 30. Our transit advertising operations are more seasonal than our outdoor advertising operations as our outdoor advertising display space, unlike our transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. We believe that the seasonality of our revenues and operating results will increase as our transit advertising operations continue to expand more rapidly than our outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions we have taken to implement our growth strategy, have contributed to fluctuations in our periodic operating results. These fluctuations likely will continue. Accordingly, our results of operations in any period may not be indicative of the results to be expected for any future period.

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

PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         The Company held its annual meeting of shareholders on April 21, 2000. At the meeting Randall C. Pape and Stephen A. Wendell were elected to the Board of Directors for three-year terms. Voting on the election of directors was as follows:

                                   Votes         Votes
                                    For        Withheld      Abstained
                                 ---------     --------      ---------
         Randall C. Pape         5,367,193      30,502          0
         Stephen A. Wendell      5,367,193      30,502          0

         In addition, the following directors continued in office following the shareholder meeting: Brian B. Obie, Delores M. Mord, Wayne P. Schur and Richard
C. Williams.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    (27)     Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the six months ended May 31, 2000.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Obie Media Corporation



 Date July 17, 2000             By: /s/ Michael E. Hubbard *
                                        Michael E. Hubbard
                                        Vice President - Corporate Controller

                                * Signing on behalf of the registrant as
                                  principal financial and accounting officer