Form 10QSB
period 2000-08-31
OBIE MEDIA CORP
filed 2000-10-16
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              August 31, 2000
                               -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from ___________________to_________________________

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

     As of October 4, 2000, 5,896,232 shares of the issuer's common stock were outstanding.

     This report contains 12 pages. The only exhibit is the Financial Data Schedule.

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                             August 31,     November 30,
                                                                2000            1999
                                                           --------------  --------------
CURRENT ASSETS:
    Cash                                                      $  305,266        $ 34,224
    Accounts receivable, net                                  10,392,797       8,715,044
    Prepaids and other current assets                          3,690,406       2,375,237
    Deferred income taxes                                        959,427         959,427
                                                           --------------  --------------
        Total current assets                                  15,347,896      12,083,932

Property and equipment, net                                   15,583,011      12,837,224
Goodwill, net                                                  6,792,731       7,183,581
Other assets                                                     602,468         599,464
                                                           --------------  --------------
                                                             $38,326,106     $32,704,201
                                                           ==============  ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                        $1,752,072      $1,743,718
    Line of credit                                            4,439,543       2,505,534
    Accounts payable                                          1,595,277         999,894
    Accrued expenses                                            433,295       2,085,357
    Income taxes payable                                      1,012,159         443,916
    Deferred revenue                                          2,047,468       1,610,855
                                                           -------------   -------------
        Total current liabilities                            11,279,814       9,389,274

Deferred income taxes                                           995,407         995,407
Long-term debt, less current portion                          7,516,850       4,919,353
                                                           -------------   -------------
       Total liabilities                                     19,792,071      15,304,034
                                                           -------------   -------------

Minority interest in subsidiary                                  35,424          35,424

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        authorized, 5,896,232 and 5,855,244 shares
        issued and outstanding, respectively                 16,908,476      16,657,650
    Note receivable from shareholder                           (59,895)               0
    Options issued for common stock                             211,763         211,763
    Foreign currency translation                                (3,213)           (993)
    Retained earnings                                         1,441,480         496,323
                                                           -------------   -------------
        Total shareholders' equity                           18,498,611      17,364,743
                                                           -------------   -------------
                                                            $38,326,106     $32,704,201
                                                           =============   =============

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations



                                 Three Months Ended August 31,     Nine Months Ended August 31,
                                 ------------------------------   ------------------------------
                                      2000           1999              2000            1999
                                 --------------  --------------   ---------------  -------------
REVENUES:
  Transit advertising              $12,568,186      $9,187,179       $31,236,535    $23,761,395
  Outdoor advertising                1,746,323       1,569,939         4,953,885      4,383,332
                                 --------------  --------------   ---------------  -------------
  Gross revenue                     14,314,509      10,757,118        36,190,420     28,144,727
  Less - Agency commissions        (1,288,677)     (1,117,276)       (3,290,034)    (2,775,011)
                                 --------------  --------------   ---------------  -------------
      Net revenues                  13,025,832       9,639,842        32,900,386     25,369,716

OPERATING EXPENSES:
  Direct advertising expenses        9,402,547       6,970,318        24,143,847     18,266,418
  General and administrative         1,789,404       1,161,717         4,988,876      3,473,445
  Contract settlement                        0       (191,528)   .             0    (1,077,469)
  Start-up costs                        17,497         158,745            78,597        454,527
  Depreciation and amortization        491,546         363,686         1,346,786      1,086,582
                                 --------------  --------------   ---------------  -------------
      Operating income               1,324,838       1,176,904         2,342,280      3,166,213

OTHER (INCOME) EXPENSE:
  Interest expense                     285,238         284,880           792,841        846,765
                                 --------------  --------------   ---------------  -------------
     Income before income taxes      1,039,600         892,024         1,549,439      2,319,448

PROVISION FOR INCOME TAXES             405,426         347,892           604,282        904,584
                                 --------------  --------------   ---------------  -------------
NET INCOME                            $634,174        $544,132          $945,157     $1,414,864
                                 ==============  ==============   ===============  =============

Earnings per share:
    Basic                                $0.11           $0.11             $0.16          $0.29
    Diluted                              $0.11           $0.11             $0.16          $0.29




See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                                      Nine Months Ended August 31,
                                                                         2000               1999
                                                                     ---------------  ----------------
Cash Flows From Operating Activities:
    Net income                                                             $945,157        $1,414,864
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                   1,346,786         1,086,582
          Contract settlement                                                     0          (527,469)
          Changes in operating assets and liabilities                    (2,953,585)       (1,546,965)
                                                                     ---------------  ----------------
             Net cash provided by (used in) operating activities           (661,642)          427,012
                                                                     ---------------  ----------------

Cash Flows From Investing Activities:
    Capital expenditures                                                 (3,667,223)       (1,203,787)
    Other                                                                   (37,504)          (46,946)
                                                                     ---------------  ----------------
            Net cash used in investing activities                        (3,704,727)       (1,250,733)
                                                                     ---------------  ----------------

Cash Flows From Financing Activities:
    Net proceeds from issuance of common stock                                    0        10,103,603
    Net borrowing (payments) on line of credit                            1,934,009          (912,099)
    Borrowings of long-term debt                                          4,000,000                 0
    Payments on long-term debt                                           (1,394,149)       (8,265,671)
    Other                                                                    99,771            (7,376)
                                                                     ---------------  ----------------
            Net cash provided by financing activities                     4,639,631           918,457
                                                                     ---------------  ----------------

Effect of exchange rate changes on cash                                      (2,220)              584

                                                                     ---------------  ----------------
Net increase in cash                                                        271,042            95,320
Cash, beginning of period                                                    34,224           326,140
                                                                     ---------------  ----------------
Cash, end of period                                                        $305,266          $421,460
                                                                     ===============  ================

Supplemental Disclosure:
    Issuance of stock to employee benefit plan                              $91,160           $85,928
    Accrual of stock offering costs                                               0           389,370
    Interest capitalized                                                     13,101            11,727

Cash Paid for Interest                                                      727,323           267,338

Cash Paid for Taxes                                                         $36,039          $934,805

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company," "We," "Us," or "Our") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2000 and November 30, 1999, and the results of operations and cash flows of the Company for the three and nine months ended August 31, 2000 and 1999, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

3.       Contract Settlement

         The Company had a contract to provide advertising sales services to the Tri-County Metropolitan Transit District ("Tri-Met") in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration ("FTA"), which provides substantial monies to transit districts, has taken the position that transit advertising contracts, in most instances, may not exceed five years in length. At the request of the FTA, Tri-Met and the Company agreed that the Company's agreement with Tri-Met was to terminate on June 30, 1999 and, in December 1998, entered into a settlement agreement to compensate the Company for early termination of the existing contract. During the first and third quarters of fisca1 1999, the Company recorded pre-tax gains of $885,941 and $191,528, respectively, which has been reflected in the accompanying consolidated statements of operations as an offset to operating expenses.

         In anticipation of the termination of the Company's transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district. Tri-Met awarded the Company a new multi-year contract in September 1999.

4.       Debt Agreements

         In January 2000, the Company borrowed $4,000,000 under a Bridge Loan (the Loan) from U.S. Bank (the Bank). The proceeds were used to finance the billboard acquisition described above (see Note 2) and to repay borrowings under the Company's line of credit. The Loan, which is collateralized by substantially all of the Company's assets, had an original maturity date of July 3, 2000 and bears interest based, at the Company's option, on the London Inter-Bank Offering Rate (LIBOR) plus 2% (8.62% at August 31, 2000) or at the Bank's prime rate plus 0.5% (9.5% at August 31, 2000). The bank has extended the maturity date of the Loan to September 30, 2000 and has agreed to refinance the Loan with long-term financing. Accordingly, the balance has been reflected in the accompanying consolidated balance sheet as long-term debt.

         In June 2000 the company amended its loan agreement, increasing the maximum available borrowing capacity under the line of credit by $2,000,000 from $4,000,000 to $6,000,000.

         The Company's Term Loan Agreement contains certain covenants including maintenance of a current ratio and cash flow coverage. The Company was in compliance with these covenants as of August 31, 2000.




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

                                               Three Months Ended          Nine Months Ended
                                                   August  31,                 August 31,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Basic shares (weighted average)              5,884,253     4,997,003     5,880,825     4,834,235
Dilutive effect of stock options                36,296        46,503        49,596        90,315
                                            -----------   -----------   -----------   -----------
Diluted shares                               5,920,549     5,043,506     5,930,421     4,924,550
                                            ===========   ===========   ===========   ===========


6.       Comprehesive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income for the three and nine month periods ended August 31, 2000 and 1999.

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

         In March 2000, the Company was awarded the right to sell interior and exterior transit advertising space on the transit fleet of Hillsboro Area
Regional Transit Authority (HART), in Tampa, Florida. In April 2000, HART advised us that the contract award was void due to procedural defects in the bidding process. A new request for proposal was issued by HART on August 17, 2000 and the Company has responded to it.

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

         In September 2000, Connecticut Transit, CTTRANSIT awarded Obie Media the transit advertising contract on its total fleet of 380 buses for an additional three years, with two one-year options. Also in September 2000, The San Joaquin Regional Transit District (SMART) in Stockton, California has granted Obie Media a one-year renewal on its fleet of 111 buses.

Comparison of the Three Months Ended August 31, 2000 and 1999

         Gross revenues increased $3.6 million, or 33.1%, to $14.3 million for the three months ended August 31, 2000 from $10.8 million for the comparable period in fiscal 1999. Transit revenues increased $3.4 million, or 36.8%, to $12.6 million for the three months ended August 31, 2000 from $9.2 million for the third quarter of fiscal 1999. This increase was due to volume and rate increases in our existing markets, as well as revenues associated with new transit operations in St. Louis, Kansas City and Ft Worth, off-set by our loss of markets in Virginia. Outdoor advertising revenues increased $176,000, or 11.2%, to $1.7 million for the third quarter of fiscal 2000 from $1.6 million for the comparable period in fiscal 1999, primarily as a result of revenues associated with our acquisition of outdoor advertising displays in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. Agency commissions increased $171,000, or 15.3%, to $1.3 million for the three months ended August 31, 2000 from $1.1 million for the third quarter of fiscal 1999, primarily due to volume increases in our existing markets, as well as agency commissions on revenues associated with new transit operations in St. Louis, Kansas City and Ft Worth, off-set by our loss of markets in Virginia. As a result of the foregoing reasons, net revenues increased $3.4 million, or 35.1%, to $13.0 million for the three months ended August 31, 2000 from $9.6 million for the comparable period in fiscal 1999.

         Direct advertising expenses increased $2.4 million, or 34.9%, to $9.4 million for the three months ended August 31, 2000 from $7.0 million for the comparable period in fiscal 1999. Direct advertising expenses decreased, as a percentage of gross revenues, to 65.7% for the third quarter of fiscal 2000 from 64.8% for the same period in fiscal 1999.

         General and administrative expenses increased $628,000, or 54.0%, to $1.8 million for the three months ended August 31, 2000 from $1.2 million for the comparable period in fiscal 1999. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new districts. General and administrative expenses, as a percentage of gross revenues, increased to 12.5% for the three months ended August 31, 2000 from 10.8% for the same period in fiscal 1999. We expect general and administrative expenses to decease as a percentage of gross revenues during the fourth quarter of fiscal 2000, as compared to the first nine months of fiscal 2000, as a result of anticipated seasonal revenue increases.

         During the third quarter of fiscal 1999, we recognized a pre-tax gain of $192,000 associated with our contract settlement with Tri-Met (See Note 3 to our Condensed Consolidated Financial Statements).

         Start-up costs decreased to $17,000 for the three months ended August 31, 2000 from $159,000 for the comparable period in fiscal 1999. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $128,000, or 35.2%, to $492,000 for the three months ended August 31, 2000 from $364,000 for the comparable period in fiscal 1999, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Due to the above factors, operating income increased $148,000, or 12.6%, to $1,325,000 for the three months ended August 31, 2000 from $1,177,000 for the third quarter of fiscal 1999. Excluding the effect of the Tri-Met contract settlement, operating income increased $339,000, or 34.4%, to $1.3 million for the quarter ended August 31, 2000 from $985,000 for the same period in fiscal 1999.

         Interest expense held constant at $285,000 for the three months ended August 31, 2000 and 1999.

         Provision for income taxes increased $58,000, or 16.5%, to $405,000 for the three months ended August 31, 2000, from $348,000 for the comparable period in fiscal 1999. The Company's effective tax rates was 39.0% the three months ended August 31, 2000 and 1999. The difference between the statutory United States federal income tax rate and the effective tax rates was primarily the result of foreign, state and local taxes.

         As a result of the foregoing factors, net income decreased $90,000, or 16.5%, to $634,000 for the three months ended August 31, 2000 from $544,000 for the same period in fiscal 1999. Excluding the tax-effected benefit of the Tri-Met contract settlement, net income increased $207,000, or 48.4%, to $634,000 for three months ended August 31, 2000 from $427,000 for the comparable period in fiscal 1999.

Comparison of the Nine Months Ended August 31, 2000 and 1999

         Gross revenues increased $8.0 million, or 28.6%, to $36.2 million for the nine months ended August 31, 2000 from $28.1 million for the comparable period in fiscal 1999. Transit revenues increased $7.5 million, or 31.5%, to $31.2 million for the nine months ended August 31, 2000 from $23.8 million for the same period in fiscal 1999. This increase was principally due to volume and rate increases in our existing markets, as well as revenues associated with new transit operations in St. Louis, Kansas City and Ft. Worth, off-set by our loss of markets in Virginia. Outdoor advertising revenues increased $571,000, or 13.0%, to $5.0 million for the nine months of fiscal 2000 from $4.4 million for the comparable period in fiscal 1999, primarily as a result of revenues associated with our acquisition of outdoor advertising displays in the fourth quarter of fiscal 1999 and the first half of fiscal 2000. Agency commissions increased $515,000, or 18.6%, to $3.3 million for the nine months ended August 31, 2000 from $2.8 million for fiscal 1999, primarily due to increased sales volume in our existing markets, as well as agency commissions on revenues associated with new transit operations in St. Louis, Kansas City and Ft Worth, off-set by our loss of markets in Virginia. As a result of the foregoing reasons, net revenues increased $7.5 million, or 29.7%, to $32.9 million for the nine months ended August 31, 2000 from $25.4 million for the comparable period in fiscal 1999.

         Direct advertising expenses increased $5.9 million, or 32.2%, to $24.1 million for the nine months ended August 31, 2000 from $18.3 million for the comparable period in fiscal 1999. Direct advertising expenses increased, as a percentage of gross revenues, to 66.7% for the first nine months of fiscal 2000 from 64.9% for the same period in fiscal 1999. These increases are primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business.

         General and administrative expenses increased $1.5 million, or 43.6%, to $5.0 million for the nine months ended August 31, 2000 from $3.5 million for the comparable period in fiscal 1999. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new districts. General and administrative expenses, as a percentage of gross revenues, increased to 13.8% for the nine months ended August 31, 2000 from 12.3% for the same period in fiscal 1999. We expect general and administrative expenses to decease as a percentage of gross revenues during the fourth quarter of fiscal 2000, as compared to the first nine months of the year, as a result of anticipated seasonal revenue increases.

         During the nine months ended August 31, 1999, we recognized a pre-tax gain of $1,077,000 associated with our contract settlement with Tri-Met (See
Note 3 to our Condensed Consolidated Financial Statements).

         Start-up costs decreased to $79,000 for the nine months ended August 31, 2000 from $455,000 for the comparable period in fiscal 1999. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $260,000, or 23.9%, to $1.3 million for the nine months ended August 31, 2000 from $1.1 million for the comparable period in fiscal 1999, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         Operating income decreased $824,000, or 26.0%, to $2.3 million for the nine months ended August 31, 2000 from $3.2 million for the same period in fiscal 1999, primarily due to the effect of our contract settlement with Tri-Met. Excluding the effect of the Tri-Met contract settlement, operating income increased $254,000, or 12.1%, to $2.3 million for the nine months ended August 31, 2000 from $2.1 million for the same period in fiscal 1999.

         Interest expense decreased $54,000, or 6.4%, to $793,000 for the first nine months of fiscal 2000 from $847,000 for the comparable period in fiscal 1999.

         Provision for income taxes decreased $300,000, or 33.2%, to $604,000 for the nine months ended August 31, 2000, from $905,000 for the comparable period in fiscal 1999, primarily due to the tax effect of our contract settlement with Tri-Met. The Company's effective tax rate was 39.0% for the nine months ended August 31, 2000 and 1999. The difference between the statutory United States federal income tax rate and the effective tax rate was primarily the result of foreign, state and local taxes.

         Net income decreased $470,000, or 33.2%, to $945,000 for the nine months ended August 31, 2000 from $1.4 million for the same period in fiscal 1999. Excluding the tax-effected benefit of the Tri-Met contract settlement, net income increased $188,000, or 24.8%, to $945,000 for the nine months ended August 31, 2000 from $758,000 for the comparable period in fiscal 1999.

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at August 31, 2000 and November 30, 1999 was $4.1 million and $2.7 million, respectively. The increase in working capital is primarily due to our increased sales which has resulted in an increase in accounts receivable. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds. At August 31, 2000, Obie Media had outstanding borrowings of $13.7 million, of which $8.3 million was pursuant to long-term credit agreements, $1.0 million was pursuant to the agreement to acquire P & C Media in September 1998, and $4.4 million was pursuant to our operating line of credit. Our indebtedness is collateralized by substantially all of our assets. See Note 4 to our condensed consolidated financial statements. At August 31, 2000, available borrowing capacity under the line of credit, based on collateralized accounts, was $1.6 million.

         Obie Media's net cash used in operating activities was $662,000 during the nine months ended August 31, 2000 as compared to net cash provided by operating activities of $427,000 for the same period in fiscal 1999. The change between periods was primarily due to cash received in connection with the Company's contract settlement with Tri-Met in first quarter of fiscal 1999 and larger payments to transit districts during the first nine months of fiscal 2000.

         Net cash used in investing activities was $3.7 million and $1.3 million during the nine months ended August 31, 2000 and 1999, respectively. The increase in these expenditures during the first nine months of fiscal 2000 was principally related to the costs associated with the acquisition and construction of outdoor advertising displays as well as expenditures related to opening new offices. We have no material future commitments for capital expenditures but anticipate that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $750,000 during the remainder of fiscal 2000.

         Net cash provided by financing activities was $4.6 million and $918,000 during the nine months ended August 31, 2000 and 1999, respectively. The increase was primarily the result of borrowings used to finance our acquisition of outdoor advertising displays in first quarter of fiscal 2000.

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


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     (27)Financial Data Schedule

(b) A report on Form 8-K was filed by the Company on October 11, 2000 which reported the company's earnings for the period ended August 31, 2000




Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Obie Media Corporation



 Date October 16, 2000                By: /s/ Michael E. Hubbard *
                                        Michael E. Hubbard
                                        Vice President - Corporate Controller

                    * Signing on behalf of the registrant as principal financial and accounting officer