Form 10-K
period 2000-11-30
OBIE MEDIA CORP
filed 2001-02-27
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 2000
                                             -----------------
                                       or
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the transition period______from______to

                        Commission file Number: 000-21623
                                                ---------

                             OBIE MEDIA CORPORATION

                  Oregon                                        93-0966515
         (State of incorporation)                           (I.R.S. Employer
                                                             Identification No.)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                       ---
         State issuer's revenues for its most recent fiscal year:  $51,325,798

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $19,987,225 aggregate market value as of December 31, 2000 based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,896,232 shares of Common Stock, without par value, on February 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2001.

                                TABLE OF CONTENTS




Part I

Item 1.  Description of Business............................................. 3
Item 2.  Description of Properties........................................... 11
Item 3.  Legal Proceedings .................................................. 11
Item 4.  Submission of Matters to a Vote of Shareholders..................... 12


Part II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters 12
Item 6.  Selected Financial Data............................................. 13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 14
Item 8.  Financial Statements and Supplementary Data......................... 20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................... 20


Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................... 20
Item 11. Executive Compensation.............................................. 20
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 20
Item 13. Certain Relationships and Related Transactions...................... 20

Part IV.

Item 14. Exhibits and Reports on Form 8-K.................................... 21
Signatures .................................................................. 22
Financial Statements........................................................ F-1

FORM 10-K

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

Unless otherwise indicated, the information contained in this Annual Report has been restated to give retroactive effect to 11-for-10 stock splits declared in October 1997, November 1998 and November 1999. Unless the context otherwise requires, references in this Annual Report to "Obie Media," the "Company," "we," "us" or "our" are to Obie Media Corporation and its subsidiaries. We have derived some information in this Annual Report from government and industry sources. Although we believe this information is reliable, we have not independently verified it.

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS

Company Overview

Obie Media Corporation is an out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 2000, the Company had 39 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. The markets in which these transit districts are located include eight of the 30 largest U.S. markets--Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; St. Louis; and Cincinnati--and the third largest Canadian market, Vancouver, British Columbia. Since our initial public offering ("IPO") in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 10,500. We also operate and generally own over 1,200 advertising displays on billboards and walls primarily in Washington, Oregon, California, Montana, Wyoming and Idaho. The Company was formed in 1987 as a subsidiary of Obie Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business. To facilitate its IPO, the Company was separated from Obie Industries in November 1996.

In September 1998, we acquired P & C Media ("P & C"), which had operated in the out-of-home advertising industry for over 50 years. P & C had 19 agreements with transit districts, including districts located in Hartford and Stamford, Connecticut; Fort Lauderdale and West Palm Beach, Florida; Cincinnati and Cleveland, Ohio; Richmond, Virginia; and Milwaukee, Wisconsin.

In August 1999, we completed the offering of an additional 1,100,000 shares of common stock to the public. The net proceeds of the offering, approximately $9.7 million, were used to reduce debt, including the debt incurred in our acquisition of P & C.


Industry Overview

The out-of-home advertising industry includes displays on buses, trains, taxis, subways, transit benches and shelters, billboards, wallscapes on urban buildings, and displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets. The industry has grown significantly in recent years. According to estimates of the Outdoor Advertising Association of America (the "OAAA"), between 1993 and 1999, annual revenues generated by the out-of-home advertising industry increased 68.1% to $4.96 billion from $2.95 billion, representing a compound annual growth rate of approximately 8.5%.

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

As of 1999, the OAAA estimated that there were approximately 560,000 outdoor advertising displays in the United States, operated by more than 500 companies.

Transit advertising represents a significant portion of the out-of-home advertising industry. According to estimates of the Federal Transit Administration, in 1997, there were approximately 331 transit districts in the United States operating over 40,000 transit buses. The Canadian Urban Transit Association estimated that approximately 11,548 urban transit vehicles were in use in Canada in 1999. Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Advertising displays represent a significant source of revenue to transit districts.

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

Obie Media Strategy

Obie Media's overall business strategy is to expand upon our national presence to become a leader in the out-of-home advertising industry. Our strategy is to increase our revenues and improve our profitability by delivering to local, regional and national advertisers efficient access to one or multiple markets. The following are components of our strategy:


o Develop Regional Operating Centers ( "Hubs "). We seek to increase our revenues, profitability and operating efficiencies through our development and use of regional operating centers, or hubs. In developing hubs, we seek to establish an initial base of operations in a geographic region by obtaining exclusive agreements with one or more significant transit districts. We then seek to expand our market presence by bidding for contracts with other transit districts in the region and by expanding the range of non-transit products and services we offer there. We believe our hub strategy results in revenue growth and cost savings by enabling us to efficiently provide sales and administrative services to several intra-regional markets from one strategically located operating base.

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

o Expand Obie Media's National Sales Effort. To more effectively coordinate and expand our sales efforts to national advertisers and national advertising agencies, Obie Media has established national sales offices in Los Angeles, Chicago and New York City. We believe that our further growth and expansion into new markets will continue to increase our national sales. The Company intends to open additional national sales offices in San Francisco, Dallas and St. Louis during 2001.

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

Transit Advertising. As of November 30, 2000, the Company had 39 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays on over 8,000 transit vehicles. The markets in which these transit districts are located include eight of the 30 largest U.S. markets--Dallas; Portland, Oregon; Cleveland; St. Louis; Sacramento; Hartford; Ft. Lauderdale; and Cincinnati--and the third-largest Canadian market, Vancouver, British Columbia.

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

Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Through our hub strategy and proactive marketing to local advertisers, we are able to profitably offer our services to both large and small transit districts. The following table sets forth certain information about Obie Media's transit district agreements as of November 30, 2000:

                                           No. of            Served
Transit District Agreements               Vehicles            Since

British Columbia
    Vancouver                               1136              1998
    Victoria and 27 smaller districts        380              1998
Ohio
    Cleveland                                833              1997 (2)
    Cincinnati                               385              1981 (2)
Texas
    Dallas                                   809              1997
    Austin                                   303              1998
Oregon
    Portland                                 726              1994
    Eugene and Springfield                   102              1980 (1)
    Salem                                     54              1994
Missouri
    St. Louis                                631              1999
    Kansas City                              280              1999
Wisconsin
    Milwaukee                                500              1992 (2)
    Madison                                  170              1999
    Racine                                    23              1997 (2)
    Kenosha                                   47              1996 (2)
 Connecticut
    Hartford and Stamford                    380              1996 (2)
    Danbury                                   52              1999
    Bridgeport                                52              1981 (2)
    New Britain                               20              1981 (2)
    Waterbury                                 41              1981 (2)
California
    Sacramento                               246              1994
    Santa Cruz                               112              1997
    Stockton                                 111              1989
    Paratransit, Inc. (Sacramento)            86              1997
    Monterey                                  72              1995
Florida
    Ft. Lauderdale                           202              1998 (2)
    West Palm Beach                          139              1998 (2)
    Gainesville                               45              1981 (2)
    Daytona Beach                             50              1981 (2)
Ontario, Canada
    London                                   170              1999

    St. Catharines                            49              1999
    Burlington                                46              1999
    Oshawa                                    41              1999
    Cambridge                                 27              1999
    Niagara Falls                             26              1999
    Whitby                                    18              1999
 Washington
    Spokane                                  133              1999
   Bremerton                                 115              1996
   Jefferson County                           16              1999
   Yakima                                     22              1999

Total                                      8,564


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

The above transit district agreements are scheduled to expire as follows:



                                                     Approximate
                                                      Number of
                                                      Vehicles
                                   Number of        Covered Under
                                  Agreements         Agreements
            Calendar             Scheduled to       Scheduled to
             Year                  Expire(1)        Expire (1)(2)

              2001                    5                1,200
              2002                    7                1,900
              2003                   13                2,400
              2004                   10                1,900
              2005                    1                1,100
              2006                    3                  100

(1) In addition, four agreements covering a total of approximately 100 vehicles are awarded on a year-to-year basis. We have served each of these four transit districts since the 1980's.

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

Outdoor Advertising Displays. Obie Media owns and operates over 1,200 billboards primarily in Washington, Oregon, California, Montana, Wyoming and Idaho.
Substantially all of our billboards are bulletins, which are large format displays at least 10 feet by 24 feet in size. We have no 30-sheet or 8-sheet poster units. Our bulletins are generally located on major thoroughfares and provide greater impact and higher value than traditional posters.

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

Obie Media also leases, from others, building walls in urban areas for wallscape displays. Wallscapes are painted on vinyl surfaces or directly on the sides of buildings. We currently lease 27 building walls for wallscape displays in Seattle and own a 50% interest in a corporation that leases, from others, 17 building walls for wallscape displays in Portland. The following table gives number of our outdoor displays at November 30, 2000. The following table gives the number of our outdoor displays at November 30, 2000:

           Market                                   Displays
         Washington                                   467
         Oregon                                       156
         California                                    87
         Montana                                      247
         Wyoming, Idaho and other                     259
         Total                                      1,216


Sales and Service

In each of our principal markets, Obie Media maintains a large, high quality, proactive sales force. We believe our ratio of sales personnel to display inventory is higher than the industry average. At November 30, 2000, we had 121 sales and marketing employees. Our superior sales and service efforts are a key element in maximizing our inventory occupancy levels.

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

We are significantly expanding our national presence by growing in diverse geographic areas. To complement our growth, we have added to our national sales team working out of certain of our local offices by establishing national sales and marketing offices in Los Angeles, Chicago and New York City. We also intend to open offices in Dallas,

San Francisco and St. Louis during 2001. Our national sales team services national advertising accounts, calls on customers in major cities where we do not have sales offices and supports our sales force in local markets.

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

Customers

Obie Media maintains a broad base of local, regional and national advertising customers. Most of our regional and national customers are represented by advertising agencies. Customers represented by advertising agencies accounted for approximately 61% of our gross revenues for fiscal 2000 (66% in fiscal
1999). Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. Advertising agencies generally create the artistic design and written content of their customers' advertising. They plan and implement their customers' overall advertising campaign, including the selection of advertising media. Obie Media's sales personnel, including our national sales team, are trained to work closely with advertising agencies to service the needs of these customers.

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

Outdoor Advertising Displays. The outdoor advertising display market is also fragmented. Several large outdoor advertising companies have operations in multiple markets. Many more small companies operate a limited number of displays in a single or a few local markets. Although some consolidation has occurred in this segment of the out-of-home industry over the past few years, the OAAA estimated that, as of 1999, there were approximately 560,000 outdoor displays in the United States operated by more than 500 companies. The primary competitive factors in the outdoor advertising display market are the location of a company's displays and the price charged for their use.

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

Employees

At November 30, 2000, we had 241 full-time and 10 part-time employees, of whom 130 were primarily engaged in sales and marketing, 27 were engaged in art design and production, 41 were engaged in installation, construction or maintenance of transit or outdoor advertising displays, and 53 were employed in financial, administrative or similar capacities. None of our employees is covered by collective bargaining agreements, except for 8 installers in Portland, Oregon and 15 installers in British Columbia. We believe that our relationships with our employees are good.


ITEM 2.    DESCRIPTION OF PROPERTIES

Our headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for our centralized design and production departments, as well as our accounting, credit, marketing and management personnel. The headquarters is leased at market rates from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were $268,262 during fiscal 2000, $180,000 during fiscal 1999 and $171,000 during fiscal and 1998, respectively. Brian Obie, our Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, our Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries.

We lease parcels of property beneath outdoor advertising structures. Our site leases are generally for a term of ten years, with two five-year renewal options at our discretion. We also lease local operating offices for sales, service and installation in Spokane and Yakima, Washington; Portland and Salem, Oregon; Ft. Lauderdale, Florida; Wallingford, Connecticut; Cleveland and Cincinnati, Ohio; Dallas and Austin, Texas; Sacramento, Stockton and, California; Richmond, Virginia; St. Louis and Kansas City Missouri; Milwaukee and Madison, Wisconsin; Vancouver and Victoria, British Columbia; and London, Richmond Hill, Burlington, and St. Catharines, Ontario. We also lease national sales offices in Los Angeles, Chicago and New York City. Total lease payments for the forgoing leases were $1.5 million, $ 1.3 million and $ 1.1 million for fiscal 2000, 1999 and 1998, respectively.


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

In the judicial proceeding before the United States District Court for the Eastern District of Missouri, Case No. 4:99-CV-1054-CAS, commenced June 30, 1999, Gateway challenged the award of the St. Louis contract to us and sought a declaratory judgment and an injunction prohibiting Bi-State and Obie from performing under the contract. We intervened in the proceeding as a party defendant. On August 25, 2000, the Court dismissed the action for failure to state a claim and for lack of subject matter jurisdiction.

On September 25, 2000, Gateway filed a notice of appeal of the dismissal in the United States Court of Appeals for the Eighth Circuit. The matter has been briefed by the parties and is awaiting a date for oral argument.

On September 18, 2000, Gateway filed a petition in the Circuit Court of the County of St. Louis, State of Missouri, challenging the award of the contract to us and seeking a preliminary and permanent injunction, including award of the remaining term of the contract to Gateway and its bid preparation costs. Bi-State filed a motion to dismiss and the Court will hear argument on that motion on March 7, 2001.

In addition, the Company is defended in litigation in the ordinary course of its business and in the aggregate such suits are not expected to be material.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of Obie Media's shareholders during the fourth quarter of fiscal 2000.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER  MATTERS

Price Range of Common Stock

Since November 21, 1996, our Common Stock has been traded on the Nasdaq Market under the symbol "OBIE." The following table presents the high and low bid prices of our Common Stock as reported by The Nasdaq Stock Market, as adjusted to give retroactive effect to 11-for-10 stock splits declared by Obie Media in October 1997, November 1998 and November 1999:


       Fiscal 2000                                   High    Low
         First Quarter .......................      $11.63   $ 7.31
         Second Quarter ......................        9.38     7.31
         Third Quarter........................        9.00     7.69
         Fourth Quarter ......................        9.00     5.50

        Fiscal 1999                                  High    Low
         First Quarter .......................      $17.73   $11.82
         Second Quarter ......................       14.66     9.55
         Third Quarter........................       11.82     9.38
         Fourth Quarter ......................       10.75     8.58

As of February 5, 2001, there were approximately 88 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in "street name."

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


ITEM 6.   Selected Financial Data

IN THOUSANDS EXCEPT PER                                       Years Ended November 30
SHARE AMOUNTS                                         2000     1999     1998     1997     1996


Statement of Operations Data

Gross Sales                                           $51,326  $40,466  $25,218  $14,625  $10,898
Net sales                                              46,656   36,460   22,718   13,303   10,070
Direct Advertising Expenses                            33,961   26,438   14,793    8,005    5,907
General and Administrative                              6,882    4,677    3,628    2,242    1,685
Depreciation and Amortization                           1,871    1,513      935      664      514
Start-up Costs                                            116      668      106      267      -
Contract Settlement                                       -     (1,077)     -        -        -
Operating Income                                        3,826    4,241    3,255    2,155    1,964

Net income(loss) available for common Shareholders      1,618    2,012    1,501    1,000       96

EBITDA (1)                                              5,697    5,754    4,190    2,819    2,478

Basic Income per Share                                  $0.27    $0.40    $0.32    $0.26    $0.03

Diluted Income per Share                                $0.27    $0.39    $0.32    $0.26    $0.03

Balance Sheet Data

Working Capital                                        $10,661  $ 2,695 $ 1,033 $    646  $   380
Total Assets                                            41,308   32,704  27,647   14,284   12,533
Long-term Debt                                          13,812    4,919  13,354    5,695    6,555

Shareholders' Equity                                   $19,225  $17,365 $ 5,547 $  3,796  $ 2,784

(1) "EBITDA" (earnings before interest, taxes, depreciation and amortization is defined as operating income before depreciation and amortization expense. While EBITDA should not be considered in isolation or as a substitute for net income, cash provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, we believe that it is widely used by certain investors as one measure to evaluate the financial performance of companies in the out-of-home advertising industry. It assists in comparing out-of-home advertising company performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending on accounting methods used (particularly when acquisitions are involved) or non-operating factors (such as historical cost basis). Accordingly, this information has been disclosed to facilitate the comparative analysis of our operating performance relative to other companies in the out-of-home advertising industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Obie Media is an out-of-home advertising company, which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 2000, we had 39 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Since our IPO in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 8,000. We also operate and generally own over 1,200 advertising displays on billboards and walls primarily in Washington, Oregon, Montana, Wyoming, California and Idaho.

Our gross revenues increased from $40.5 million in fiscal 1999 to $51.3 million in fiscal 2000, representing an increase of 26.8%. EBITDA decreased from $5.8 million to $5.7 million in the same period, representing a decrease of 1.0%. However, the 1999 EBITDA amount included a one time transit contract settlement gain of $1.1 million. The EBITDA increase from 1999 to 2000, excluding the settlement amount, was 21.8%. EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as operating income before depreciation and amortization expense.

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

Our gross revenues are derived from the sale of advertising on out-of-home advertising displays, primarily on transit vehicles under our transit district agreements and on outdoor advertising displays we own or operate. Gross revenues are a function of both the occupancy of these display spaces and the rates we charge. We focus our sales effort on maximizing occupancy levels while maintaining rate integrity in our markets. Over the past several years, our transit advertising operations have expanded more rapidly than our outdoor advertising operations. Revenues from transit advertising sales, as a percentage of gross revenues, increased from 85.3% in fiscal 1999 to 86.9% in fiscal 2000. Increases in our gross revenues over the last two fiscal years are primarily the result of the increased number of transit vehicles and outdoor displays on which we market advertising space and, to a lesser extent, rate increases.

Net revenues represent gross revenues less agency commissions. Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. While advertising agencies purchase the majority of the out-of-home advertising that we sell, we believe our focus on direct sales to accounts not served by advertising agencies has resulted in Obie Media recognizing agency commissions that, as a percentage of our aggregate gross revenues, are lower than the industry average. Customers represented by advertising agencies currently account for approximately 70% of our gross revenues. Agency commissions, as a percentage of our gross revenues, have risen recently, in large part because we have obtained new transit agreements in a number of districts where the previous providers made substantially all sales through advertising agencies.

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

Contract settlement represents the financial impact of the settlement reached regarding the early termination of the Tri-Met contract. See the Notes to our Consolidated Financial Statements.

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

Recent Developments

Additional Transit Advertising Agreements.

In December 2000 we were awarded the advertising contract for the Chicago Transit Authority. The contract provides for advertising space on 1,875 buses, 1,190 rapid transit cars, and 140 rail stations.

In January 2001 we were awarded the advertising contracts for San Antonio, Texas (619 buses), Indianapolis, Indiana (130 buses) and Vancouver, Washington (101 buses).

 Outdoor Asset Acquisitions. In January and October 2000, we acquired the outdoor assets of two companies with displays primarily in Montana and Wyoming. The acquisitions added over 330 displays to our outdoor display inventory. The total purchase price was $3.2 million cash. We borrowed the purchase price from our lender to finance the transaction.


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

Obie Media acquired P & C for an aggregate purchase price of $7.6 million in cash, up to 151,250 shares of our common stock and options to purchase up to 163,350 additional shares of our common stock, of which $6.1 million and 60,500 shares were paid at closing, and options to purchase 30,250 shares were exercisable on the closing date. Of the remaining $1.5 million of the cash purchase price, $500,000 was paid on January 1, 2000 and the remainder will be paid as follows; $500,000 on or before January 1, 2001, and $250,000 on or before each of January 1, 2002 and 2003. The remaining 90,750 shares were to be issued depending on P & C's performance through November 30, 2001 and the unvested options were to become exercisable over 4 years, depending on Wayne Schur's continued employment by us. Further, Mr. Schur provided the Company with a performance guarantee for fiscal years 2000 and 2001. We financed the acquisition of P & C from borrowings and repaid those borrowings with a portion of the proceeds of our August 1999 stock offering discussed above. Because of P & C's performance during fiscal 2000, the option on the 90,750 shares has been forfeited, and an additional sum of approximately $239,000 is due the company.

The acquisition of P & C has been accounted for under the purchase method of accounting, with Obie Media recording most of the purchase price as goodwill. Because of P & C's performance during fiscal 2000, the option on the 90,750 shares has been forfeit, and an additional sum of approximately $239,000 is due the company. The amount of goodwill recorded has been reduced by the $239,000 adjustment, and could decrease further in 2001 depending on P & C's performance. Future periods will reflect the amortization of goodwill over 15 years. The acquisition occurred on September 1, 1998 and our financial statements do not include P & C operations prior to that date.


Operating Results

The following table presents certain items from our  consolidated  statements of income (and EBITDA) as a percentage of gross revenues.
                                                                           Year Ended
                                                                           November 30
                                                                  ------------------------------
                                                                   2000        1999         1998
                                                                  -----       -----        -----
         Transit advertising revenue.....................          86.9%       85.3%        77.0%
         Outdoor advertising revenue.....................          13.1        14.7         23.0
                                                                  -----       -----        -----
         Gross revenue...................................         100.0       100.0        100.0
         Less agency commissions.........................           9.1         9.9          9.9
                                                                  -----       -----        -----
         Net revenues.....................................         90.9        90.1         90.1
         Operating expenses:
             Direct advertising expense...................         66.2        65.3         58.7
             General and administrative...................         13.4        11.6         14.4
             Start-up                                                .2         1.7          0.4
         costs............................................
             Contract settlement                                               (2.7)           -
                                                                  -----       -----        -----
         EBITDA...........................................         11.1        14.2         16.6
         Depreciation and amortization....................          3.6         3.7          3.7
                                                                  -----       -----        -----
         Operating income.................................          7.5        10.5         12.9
         Interest expense.................................          2.2         2.3          3.1
                                                                  -----       -----        -----
         Income before income taxes and extraordinary item          5.3         8.2          9.8
         Provision for income taxes.......................          2.1         3.2          3.8
                                                                  -----       -----        -----
         Net income.......................................          3.2%        5.0%         6.0%
                                                                  =====       =====        =====

Comparison of Years ended November 30, 2000 and 1999

Revenues. Gross revenues increased $10.9 million, or 26.8%, from $40.5 million in fiscal 1999 to $51.3 million in fiscal 2000. This increase was principally due to having a whole year's activities of transit contracts acquired in 1999 and increases in other previously acquired contracts. Transit revenues increased $10.1 million, or 29.2%, from $34.5 million in fiscal 1999 to $44.6 million in fiscal 2000, primarily due to the above factors. Outdoor advertising revenues increased $769,000, or 12.9%, from $5.9 million in fiscal 1999 to $6.7 million in fiscal 2000. Agency commissions increased $0.7 million, or 16.6%, from $4.0 million in fiscal 1999 to $4.7 million in fiscal 2000, primarily due to the general increase in overall business. As a result of the foregoing reasons, net revenues increased $10.2 million, or 28.0%, from $36.5 million in fiscal 1999 to $46.7 million in fiscal 2000.

Direct Advertising Expenses. Direct advertising expenses increased $7.5 million, or 28.5%, from $26.4 million in fiscal 1999 to $34.0 million in fiscal 2000. This increase was primarily the result of activities required to support our increased level of business. Direct advertising expenses increased slightly, as a percentage of gross revenues, from 65.3% in fiscal 1999 to 66.2% in fiscal 2000, primarily due to the growth of the transit advertising business, where costs, especially occupancy costs, are higher as a percentage of revenue, than in the outdoor advertising business.

General and Administrative Expenses. General and administrative expenses increased $2.2 million, or 47.2%, from $4.7 million in fiscal 1999 to $6.9 million in fiscal 2000. The increase resulted primarily from increased costs of administering new transit districts and districts which operated for less than all of fiscal 1999. General and administrative expenses, as a percentage of gross revenues, increased from 11.6% in fiscal 1999 to 13.4% in fiscal 2000.

Contract Settlement. During 1999, we recognized a non-recurring pre-tax gain of $1.1 million associated with our contract settlement with Tri-Met (See Note 11 to our Consolidated Financial Statements).

Start-Up Costs. Start-up costs decreased $553,000, from $668,000 in fiscal 1999 to $116,000 in fiscal 2000. The larger 1999 amounts were primarily due to our increased response to requests for proposal for transit district contracts, our bidding on a greater number of large district contracts, and the costs incurred in retaining the Portland contract.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $358,000, or 23.6%, from $1.5 million in fiscal 1999 to $1.9 million in fiscal 2000, primarily due to our investment in equipment in new markets, our upgrading of computer capabilities and adding outdoor displays in our existing operations and through acquisitions.

Operating Income. Due to the above factors, operating income decreased $415,000 or 9.8%, from $4.2 million in fiscal 1999 to $3.8 million in fiscal 2000.

Interest Expense. Interest expense increased $179,000 or 19.0%, from $940,000 in fiscal 1999 to $1.1 million in fiscal 2000, primarily due to the increased use of the working capital credit line and additional long-term borrowing.

Provision for Income Taxes. Provision for income taxes decreased $199,000, or 15.5%, from $1.3 million for fiscal 1999 to $1.1 million in fiscal 2000, primarily due to the 18.0% decrease in income before income taxes. The effective rate of income taxes as compared to taxable income was 40.2% in 2000 and 39.0 % in 1999.

Net Income. As a result of the foregoing factors, net income decreased $394,000, or 19.6%, from $2.0 million for fiscal 1999 to $1.6 million for 2000.

Comparison of Years ended November 30, 1999 and 1998

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $577,000, or 61.7%, from $936,000 in fiscal 1998 to $1.5 million in fiscal 1999, primarily due to our investment in equipment in new markets, our upgrading of computer capabilities and adding outdoor displays in our existing operations and the amortization of goodwill associated with the P & C acquisition. Depreciation and amortization expenses are expected to increase in fiscal 2000 primarily due to depreciation from the Montana acquisitions.

Operating Income. Due to the above factors, operating income increased $1.0 million, or 30.3%, from $3.3 million in fiscal 1998 to $4.2 million in fiscal 1999.

Interest Expense. Interest expense increased $166,000, or 21.4%, from $776,000 in fiscal 1998 to $942,000 in fiscal 1999, primarily due to the indebtedness incurred in connection with the acquisition of P & C, offset by the reduction in debt from the net proceeds of the offering. See "Recent Developments."

Provision for Income Taxes. Provision for income taxes increased $309,000, or 31.6%, from $978,000 for fiscal 1998 to $1.3 million in fiscal 1999, primarily due to the increase in income before income taxes. The effective rate of income taxes as compared to taxable income was 39.0% in 2000 and 39.2 % in 1999.

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

Liquidity and Capital Resources

We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at November 30, 1999 and 2000 was $2.7 million and $10.7 million, respectively. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds.

Effective February 19, 2001 we have entered into a new financing arrangement with U.S. Bank National Association. The new arrangement provides for a $16.0 million term line maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. These credit facilities are secured by substantially all of the assets of the company and its subsidiaries.

At November 30, 2000, Obie Media had outstanding borrowings of $ 13.9 million, of which $ 13.2 million was pursuant to the long-term credit agreement, $660,000 was pursuant to the agreement to acquire P & C, and $40,000 on a note maturing in 2001. See Note 5 to our Consolidated Financial Statements. At November 30, 2000, available borrowing capacity under the line of credit, based on collateralized accounts, was $6.0 million.

Obie Media's net cash provided by operations was $ 251,000 and $799,000 in fiscal 1999 and 2000, respectively.

Net cash used in investing activities was $ 3.3 million and $5.3 million in fiscal 1999 and 2000, respectively. The increase from fiscal 1999 to fiscal 2000 was primarily due to approximately $4.8 million used in 2000 for direct billboard acquisitions. Capital expenditures totaled $ 3.2 million and $ 5.2 million in fiscal 1999 and 2000, respectively. Capital expenditures consist primarily of the cost of building and acquiring outdoor advertising displays. We anticipate that our capital expenditures will approximate $2.0 million in fiscal 2001.

Net cash provided by financing activities was $ 2.7 million and $5.1 million in fiscal 1999 and 2000, respectively. Cash provided in fiscal 1999 was primarily from the proceeds of our public stock offering completed in August 1999, net of payments on long-term debt, and in 2000 from the proceeds of long term debt and use of our credit line.

We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and finance our operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2001. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.


The Effect of New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to our Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-19 of this Annual Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related party transactions is included under "Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and such information is incorporated herein by reference.

ITEM 14.    EXHIBITS AND REPORTS ON FORM  8-K

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

10.2     Form of Indemnification Agreement between the Company and its directors
         (4)

10.3     Form of Indemnification  Agreement between the Company and its officers
         (4)

10.4 Lease between Obie Industries Incorporated and the Company, dated November 12, 1996 (1)

10.5 Amendment, dated July 15, 1997, to lease agreement between Obie Industries Incorporated and the Company (2)

10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among the Company, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents (4)

10.7     Amendment to Loan Agreement, dated January 3, 2000

10.8 Stock Purchase Agreement among Registrant and Philbin & Coine, Inc. and Wayne P. Schur dated August 25, 1998 (3)

10.9* Employment Agreement, dated September 1, 1998, between the Company and Wayne P. Schur (4)

10.10*   Amendment to Wayne P. Schur employment agreement

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

21.1     List of Subsidiaries (4)

23.1     Consent of Arthur Andersen LLP, Independent Accountants

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

(b) Reports on Form 8-K. Obie Media filed one report on Form 8-K during the 2000 fiscal year; that report was filed on October 11, 2000 announcing third quarter earnings.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBIE MEDIA CORPORATION

Dated:   February 27, 2001          By/s/ Brian B. Obie
                                      ----------------------
                                      Brian B. Obie, Chairman, President
                                      and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    PRINCIPAL EXECUTIVE OFFICER AND
                                    DIRECTOR:

Dated:   February 27, 2001          By/s/ Brian B. Obie
                                      ----------------------
                                      Brian B. Obie, Chairman, President
                                      and Chief Executive Officer



                                    PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICER:

Dated:   February 27, 2001          By/s/ Gary F. Livesay
                                      ----------------------
                                      Gary F. Livesay,
                                      Chief Financial Officer

                                    DIRECTORS:

Dated:   February 27, 2001          By/s/ Delores M. Mord
                                      ----------------------
                                      Delores M. Mord, Director

Dated:   February 27, 2001          By/s/ Randall C. Pape'
                                      ----------------------
                                      Randall C. Pape, Director

Dated:   February 27, 2001          By/s/ Stephan A. Wendell
                                      ----------------------
                                      Stephen A. Wendell, Director

Dated:   February 27, 2001          By/s/ Richard C. Williams
                                      ----------------------
                                      Richard C. Williams, Director

Dated:   February 27, 2001          By/s/ Wayne P. Schur
                                      ----------------------
                                      Wayne P. Schur, Director

EXHIBIT INDEX

Exhibit*
-------

23.1     Consent of Arthur Andersen LLP, Independent Accountants

--------------

* See Item 13(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.

Obie Media Corporation

Consolidated Financial Statements
As of November 30, 2000 and 1999
Together with Report of Independent Public Accountants

                             OBIE MEDIA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheet as of November 30, 2000 and 1999              F-3

Consolidated Statements of Income for the years ended
         November 30, 2000, 1999 and 1998                                F-4

Consolidated Statements of Changes in Shareholders'Equity
         (Deficit) for the years ended November 30, 2000, 1999 and 1998  F-5

Consolidated Statements of Cash Flows for the years ended
         November 30, 2000, 1999 and 1998                                F-6

Notes to Consolidated Financial Statements                               F-8

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Obie Media Corporation:

We have audited the accompanying consolidated balance sheets of Obie Media Corporation (an Oregon corporation) and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Obie Media Corporation and subsidiaries as of November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States.





Portland, Oregon
February 19, 2001

Obie Media Corporation

Consolidated Balance Sheets
As of November 30, 2000 and 1999

                                     ASSETS
                                                                                    2000            1999
CURRENT ASSETS:
   Cash                                                                         $     634,633  $      34,224
   Accounts receivable, net of allowance for doubtful accounts of $598,403 and
     $359,850, respectively                                                        11,174,866      8,715,044
   Prepaid expenses and other current assets                                        4,837,954      2,375,237
   Deferred income taxes                                                              419,258        959,427
                                                                                -------------  -------------
                  Total current assets                                             17,066,711     12,083,932

PROPERTY AND EQUIPMENT, net                                                        16,770,943     12,837,224

OTHER ASSETS:
   Goodwill, net                                                                    6,423,335      7,183,581
   Other assets, net                                                                  577,066        599,464
                                                                                -------------  -------------
                                                                                $  40,838,055  $  32,704,201
                                                                                =============  =============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                            $     200,888  $   1,743,718
   Line of credit                                                                           -      2,505,534
   Accounts payable                                                                 1,979,305        999,894
   Accrued expenses                                                                 1,623,581      2,085,357
   Income taxes payable                                                               497,504        443,916
   Deferred revenue                                                                 2,221,423      1,610,855
                                                                                -------------------------------
                  Total current liabilities                                         6,522,701      9,389,274

DEFERRED INCOME TAXES                                                               1,360,392        995,407

LONG-TERM DEBT, less current portion                                               13,694,941      4,919,353
                                                                                -------------------------------
                  Total liabilities                                                21,578,034     14,799,934

MINORITY INTEREST IN SUBSIDIARY                                                        35,424         35,424

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, without par value, 10,000,000 shares authorized, no shares
     issued and outstanding                                                                 -              -
   Common stock, without par value; 20,000,000 shares authorized, 5,896,232
     and 5,855,244 shares issued and outstanding, respectively                     16,960,365     16,657,650
   Options issued for common stock                                                    211,763        211,763
   Note receivable                                                                    (59,895)             -
   Foreign currency translation                                                        (2,203)          (993)
   Retained earnings                                                                2,114,567        496,323
                                                                                -------------------------------
                  Total shareholders' equity                                       19,224,597     17,364,743
                                                                                -------------------------------
                                                                                $  40,838,055  $  32,704,201
                                                                                =============  =============

The accompanying notes are an integral part of these consolidated balance sheets.

Obie Media Corporation

Consolidated Statements of Income
For the Years Ended November 30, 2000, 1999 and 1998



                                            2000            1999            1998

REVENUES:
   Outdoor advertising                    $ 6,710,996     $ 5,942,294     $ 5,796,230
   Transit advertising                     44,614,802      34,523,332      19,421,970
                                           ----------      ----------      ----------
       Gross Revenues                      51,325,798      40,465,626      25,218,200
   Less- Agency commissions                (4,669,561)     (4,005,600)     (2,500,455)
                                           ----------      ----------      ----------
                  Net revenues             46,656,237      36,460,026      22,717,745

OPERATING EXPENSES:
   Direct advertising expenses             33,961,087      26,438,100      14,792,952
   General and administrative               6,882,450       4,676,977       3,628,028
   Depreciation and amortization            1,870,630       1,512,890         935,545
   Start-up costs                             115,632         668,200         106,375
   Contract settlement                              -      (1,077,469)              -
                                           ----------      ----------      ----------
                  Operating income          3,826,438       4,241,328       3,254,845

INTEREST EXPENSE                            1,120,976         942,316         776,001
                                           ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                  2,705,462       3,299,012       2,478,844

PROVISION FOR INCOME TAXES                  1,087,218       1,286,615         977,665
                                           ----------      ----------      ----------
NET INCOME                                $ 1,618,244     $ 2,012,397     $ 1,501,179
                                           ==========      ==========      ==========

BASIC NET INCOME PER SHARE                $       .27     $       .40     $       .32
                                           ==========      ==========      ==========

DILUTED NET INCOME PER SHARE              $       .27     $       .39     $       .32
                                           ==========      ==========      ==========




The accompanying notes are an integral part of these consolidated statements.

Obie Media Corporation

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended November 30, 2000, 1999 and 1998

                                                                           Options           Cumulative     Retained
                                                                         Issued for  Note       Other       Earnings
                                                        Common Stock        Common  Receiv- Comprehensive (Accumulated
                                                      Shares     Amount     Stock    able       Loss         Deficit)      Total
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 1997                          4,665,137 $ 6,173,967 $      - $      -  $       -    $(2,378,073)  $ 3,795,894
   Issuance of common stock for benefit plan and
     stock option exercises                            22,196     127,788        -        -          -              -       127,788
   Issuance of common stock for the acquisition
     of business                                       60,500     512,500        -        -          -              -       512,500
   Purchase of property from related party in excess
     of net book value                                      -           -        -        -          -       (639,180)     (639,180)
   Options issued for common stock for the
     acquisition of business                                -           -  211,763        -          -              -       211,763
   Income tax benefit of nonqualified stock option
     exercises                                              -      36,798        -        -          -              -        36,798
   Net income                                               -           -        -        -          -      1,501,179     1,501,179
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 1998                          4,747,833   6,851,053  211,763        -          -     (1,516,074)    5,546,742
   Issuance of common stock for benefit plan and
     stock option exercises                             7,434     102,149        -        -          -              -       102,149
   Issuance of common stock for public offering,
     net of expenses                                1,100,000   9,704,745        -        -          -              -     9,704,745
   Purchase of fractional shares                          (23)       (297)       -        -          -              -          (297)
   Foreign currency translation                             -           -        -        -       (993)             -          (993)
   Net income                                               -           -        -        -          -      2,012,397     2,012,397
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 1999                          5,855,244  16,657,650  211,763        -       (993)       496,323    17,364,743
   Issuance of common stock for benefit plan and
     stock option exercises                            41,060     250,880        -  (59,895)         -              -       190,985
   Additional expenses for public offering                  -      (1,837)       -        -          -              -        (1,837)
   Purchase of fractional shares                          (72)       (763        -        -          -              -          (763)
   Foreign currency translation                             -           -        -        -     (1,210)             -        (1,210)
   Income tax benefit of nonqualified stock option
     exercises                                              -      54,435        -        -          -              -        54,435
   Net income                                               -           -        -        -          -      1,618,244     1,618,244
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 2000                          5,896,232 $16,960,365 $211,763 $(59,895) $  (2,203)    $2,114,567   $19,224,597
                                                    ========= =========== ======== ======== ============= ============  ===========


The accompanying notes are an integral part of these consolidated statements.

Obie Media Corporation

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2000, 1999 and 1998


                                                                                     2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                            -------------  -------------  -------------
   Net income                                                                    $   1,618,244  $   2,012,397  $   1,501,179
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                 1,870,630      1,512,890        935,545
       Contract settlement                                                                   -       (527,469)             -
       Deferred income taxes                                                           905,154         11,310        499,359
       Income tax benefit of nonqualified stock option exercises                        54,435              -         36,798
       Change in assets and liabilities net of effect of acquisition:
         Increase in-
           Accounts receivable                                                      (2,459,822)    (1,995,826)    (2,759,773)
           Prepaid expenses and other assets                                        (2,462,717)      (967,558)      (231,977)
         Increase (decrease) in-
           Accounts payable                                                            979,411        219,626        337,735
           Accrued expenses                                                           (370,616)      (522,778)       927,378
           Income taxes payable                                                         53,588        144,826        299,090
           Deferred revenue                                                            610,568        363,385        230,859
                                                                                 -------------  -------------  -------------
                  Net cash provided by operating activities                            798,875        250,803      1,776,193

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                        (5,230,048)    (3,196,166)    (1,679,981)
   Acquisition of business, net of cash acquired                                             -              -     (6,288,846)
   Other investing activities                                                          (30,769)       (69,219)       (36,259)
                                                                                 -------------  -------------  -------------
                  Net cash used in investing activities                             (5,260,817)    (3,265,385)    (8,005,086)
                                                                                 -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock for offering                                       -     11,000,000              -
   Costs to issue common stock                                                          (1,837)    (1,077,243)       (43,012)
   Proceeds from issuance of common stock for options                                   99,825         16,221         55,885
   Net borrowings on lines of credit                                                 2,705,717      1,090,657        672,013
   Checks outstanding in excess of cash deposits                                             -              -       (173,611)
   Proceeds from long-term debt                                                      4,000,000              -      7,000,000
   Net payments on long-term debt                                                   (1,739,381)    (8,298,600)      (886,871)
   Payments of debt issuance costs                                                           -         (7,079)       (69,371)
   Other financing activities                                                             (763)          (297)             -
                                                                                 -------------  -------------  -------------
                  Net cash provided by financing activities                          5,063,561      2,723,659      6,555,033
                                                                                 -------------  -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (1,210)          (993)             -

NET INCREASE (DECREASE) IN CASH                                                        600,409       (291,916)       326,140

CASH, beginning of period                                                               34,224        326,140              -
                                                                                 -------------  -------------  -------------
CASH, end of period                                                              $     634,633  $      34,224  $     326,140
                                                                                 =============  =============  =============


                                                                                                                 (Continued)
                                      F-6

Obie Media Corporation

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2000, 1999 and 1998 (Continued)


                                                                                       2000          1999           1998
                                                                                 -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Issuance of stock to employee benefit plan                                      $     91,160  $      85,928  $      71,903
   Note payable issued to acquire outdoor advertising structures                               -        96,000        698,000
   Issuance of common stock and stock options for the acquisition of business                  -             -        724,263
   Issuance (reduction) of note payable for the acquisition of business                 (339,112)            -      1,500,000
   Issuance of common stock for note receivable                                           59,895             -              -
   Costs associated with financing activities                                                  -       175,000        131,855
   Interest capitalized                                                                   12,895        14,886         14,104

CASH PAID FOR INTEREST                                                                 1,042,172       921,998        850,626

CASH PAID FOR TAXES                                                                       74,305     1,130,479        138,216



The accompanying notes are an integral part of these consolidated statements.

Obie Media Corporation

Notes to Consolidated Financial Statements
November 30, 2000 and 1999



1.     Summary of Significant Accounting Policies
       ------------------------------------------

Company

Obie Media Corporation (the Company) is a full service out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). At November 30, 2000, the Company had 39 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. These transit districts are located in, among other advertising markets: Dallas; Portland, Oregon; Cleveland; Sacramento; Hartford; Ft. Lauderdale; Cincinnati, St. Louis and Vancouver, British Columbia. The Company also operates and generally owns advertising displays on billboards and walls primarily located in Washington, Oregon, California, Montana and Idaho.

On August 16, 1999, the Company completed a secondary offering of 1,100,000 shares of its common stock, raising $9,702,908, net of expenses of $1,297,092. The net proceeds were used primarily to reduce previously outstanding debt.

Philbin & Coine, Inc. Acquisition

On September 1, 1998, the Company acquired all of the outstanding stock of Philbin & Coine, Inc., a New York corporation doing business as P&C Media (P&C) in exchange for 60,500 newly issued shares of the Company's common stock valued at $512,500, stock options for 30,250 shares of the Company's common stock valued at $211,763 (Note 7), cash of approximately $6,024,000, a note for $1,500,000 (Note 5) and incurred fees and expenses of $191,497. Additionally, subject to certain performance contingencies in the purchase agreement, the Company would be required to issue up to an additional 90,750 shares of the Company's common stock to the former P&C shareholder in future years. As of November 30, 2000, the first year for evaluating certain performance contingencies, it was determined that such performance contingencies were not achieved. As a result of the shortfall, none of the 90,750 shares will be issued to the former P&C shareholder. Additionally, $339,112 is due from the former P&C shareholder, under the purchase agreement, as a result of the shortfall determined by the performance contingencies. Accordingly, the Company has recorded the shortfall as a reduction of the original purchase price and the note payable in the accompanying consolidated balance sheets.

Included in accounts receivable in the accompanying balance sheets at November 30, 1999 is a receivable from the former shareholder of P&C for approximately $76,000, which related to the acquisition of P&C.

The transaction has been accounted for as a purchase with the excess of the purchase price over the fair value (which approximated historical carrying value) of the net assets acquired allocated to goodwill. The operations of P&C have been included in the accompanying financial statements since the date of acquisition.

A summary of the net assets acquired follows:

Working capital                                    $     408,123
Property and equipment                                   273,564
Other assets                                              11,680
Intangibles                                            7,822,393
                                                   -------------
                                                   $   8,515,760
                                                   =============

The following unaudited pro forma consolidated results of operations for the year ended November 30, 1998, have been prepared as if the acquisition of P&C had occurred as of the beginning of fiscal year 1998:

Net revenue                                  $28,197,250
Operating income                               2,847,366
Net income                                     1,054,648
Net income per share-
   Basic                                     $       .22
   Diluted                                           .22

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary, Obie Media Limited, are translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. The effect of the foreign currency translation was insignificant for the years ended November 30, 2000, 1999 and 1998.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company has contracts to provide future advertising to its customers. Advertising revenue is recognized ratably over the period the advertising is displayed. Payments received and amounts billed for advertising revenue in advance of display are deferred. Costs incurred for the production and installation of displays for advertising, which are paid for by the customer ratably over the term of the advertising contract and are specifically recoverable in the event the related contract is canceled, are deferred and recognized as expense as the related revenue is recognized over the life of the respective contracts.

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

At November 30, 2000, the Company had agreements with 39 transit districts. Customers advertising on transit vehicles owned by the seven largest transit districts of Dallas; Portland, Oregon; British Columbia; Cleveland; St. Louis, Sacramento and Cincinnati represented approximately 64.0 percent of the Company's total net revenues for the year ended November 30, 2000. No single advertising customer represented 10 percent or more of the Company's revenues for any of the periods presented in the accompanying financial statements.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 2000 and 1999, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximations. Changes in the methodologies and assumptions could significantly affect the estimates.

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

Goodwill and Other Long-Lived Assets

Goodwill resulting from the P&C acquisition is being amortized over 15 years using the straight-line method and is net of accumulated amortization of $1,172,550 and $651,416 at November 30, 2000 and 1999, respectively. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected earnings. If the valuation indicates that undiscounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

Following is a reconciliation of basic EPS and diluted EPS:

                                                  Year Ended November 30, 2000
                                            ----------------------------------------
                                                                           Per Share
                                               Income         Shares         Amount
                                            ----------     ---------       ---------
Basic EPS-
   Income available to common shareholders  $1,618,244     5,884,666         $0.27
Effect of dilutive Securities-
   Stock options                                     -        41,256
                                            ----------     ---------
Diluted EPS-
   Income available to common shareholders  $1,618,244     5,925,922         $0.27
                                             =========     =========


                                                  Year Ended November 30, 1999
                                            ----------------------------------------
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
                                            ==========     =========


                                                  Year Ended November 30, 1998
                                            ----------------------------------------
                                                                           Per Share
                                               Income         Shares         Amount
                                            ----------     ---------       ---------
Basic EPS-
   Income available to common shareholders  $1,501,179     4,689,659         $0.32
Effect of dilutive securities-
   Stock options                                     -        65,166
                                            ----------     ---------
Diluted EPS-
   Income available to common shareholders  $1,501,179     4,754,825         $0.32
                                             =========      =========

At November 30, 2000, 1999 and 1998, the Company had options covering 174,833 and 75,593 and 44,721 shares, respectively, of the Company's common stock that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive income does not materially differ from currently reported net income in the periods presented.

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

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 133 and SFAS 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. The company currently has no derivative instruments and, therefore, does not expect the adoption of SFAS 133 and SFAS 138 will have any material impact on the Company's financial position or results of operations.

Reclassifications

Certain amounts previously reported in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement classifications.

2.     Prepaid Expenses and Other Current Assets
       -----------------------------------------

Prepaid expenses and other current assets consist of the following:

                                                         November 30,
                                                 ----------------------------
                                                      2000           1999
                                                 -------------  -------------
           Deferred commissions                  $   1,174,303  $           -
           Prepaid leases                              468,249        384,593
           Transit advertising production costs      1,811,217      1,041,430
           Other                                     1,384,185        949,214
                                                 -------------  -------------
                                                 $   4,837,954  $   2,375,237
                                                 =============  =============


3.     Property and Equipment
       ----------------------

Property and equipment consist of the following:

                                                      November 30,
                                             ------------------------------
                                                  2000            1999       Asset Lives
                                             --------------  --------------  -----------
            Outdoor advertising structures   $   17,777,092  $   13,835,142     20 years
            Other equipment and leaseholds        5,382,211       4,173,827   5-20 years
                                             --------------  --------------
                                                 23,159,303      18,008,969
            Less- Accumulated depreciation        6,388,360       5,171,745
                                             --------------  --------------
                                             $   16,770,943  $   12,837,224
                                             ==============  ==============

4.     Accrued Expenses
       ----------------

Accrued expenses consist of the following:
                                                          November 30,
                                                   ---------------------------
                                                        2000          1999
                                                   ------------- -------------
            Transit district fees                  $  1,071,254  $     819,283
            Payroll and related items                    528,941       592,788
            Other                                         23,386       674,286
                                                   ------------- -------------
                                                   $  1,623,581  $   2,085,357
                                                   ============= =============

5.     Financing Arrangements
       ----------------------

Long-term debt consists of the following:

                                                                                        November 30,
                                                                                   ----------------------
                                                                                      2000        1999
                                                                                   ----------  ----------
Term loan with U.S. Bank National Association (U.S. Bank), payable in monthly installments, with interest to be based, at the Company's option, partially at the London Inter-Bank Offering rate (LIBOR) plus 2% (8.615% at November
   30, 2000) and the remainder at U.S.
   Bank's prime rate plus .5% (10.00% at November 30, 2000)                        $3,508,333  $4,500,000
Bridge loan payable to U.S. Bank, due November 30, 2000 (see discussion below), with interest to be based, at the Company's option, partially at the London
   Inter-Bank Offering rate (LIBOR) plus 2% (8.615% at November 30, 2000) and the remainder at U.S.
   Bank's prime rate plus .5% (10.00% at November 30, 2000)                         4,000,000           -
Note payable to U.S. Bank, as described below                                         475,357     575,071
Note payable to former shareholder of P&C in certain
   installment payments plus interest at 6%, due January 1, 2003 (Note 1)             660,888   1,500,000
Note payable in monthly payments of $4,000 plus interest at 8%, due September
   2001                                                                                40,000      88,000
                                                                                   ----------  ----------
                                                                                    8,684,578   6,663,071
Less- Current portion                                                                 200,888   1,743,718
                                                                                   ----------  ----------
                                                                                   $8,483,690  $4,919,353
                                                                                   ==========  ==========


On August 1, 1998, the Company received a $698,000 loan from U.S. Bank, which was used to pay a note due to an affiliated partnership (Note 8). The loan is payable in monthly installments of $8,310 through July 15, 2005, with interest to be based, at the Company's option, partially at LIBOR plus 2 percent (8.615 percent at November 30, 2000) and the remainder at U.S. Bank's prime rate plus
 .5 percent (10.00 percent at November 30, 2000). The loan is collateralized by substantially all of the Company's assets.

The Company also has a $6,000,000 operating line of credit with U.S. Bank. The interest rate is at U.S. Bank's prime rate (9.50 percent at November 30, 2000) and the line is collateralized by receivables, equipment, inventory and contract rights. The outstanding balance on this line of credit at November 30, 2000 and 1999, was $5,211,251 and $2,505,534, respectively.

Subsequent to November 30, 2000, the Company and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver, each bearing interest on terms similar to currently outstanding loans with U.S. Bank. The term loan revolver will be used to refinance all existing bank debt, including the line-of-credit, and will not be subject to any principal payments until fiscal 2002. As a result, the Company has reflected all of its debt due to banks as long-term as of November 30, 2000.

The aggregate principal payments due on the above debt subsequent to November 30, 2000, after giving effect to the refinancing, are:

       Fiscal Year Ending
         November 30,
       ------------------
             2001               $   200,888
             2002                   250,000
             2003                 2,044,941
             2004                 2,600,000
             2005                 3,200,000
          Thereafter              5,600,000
                                -----------
                                $13,895,829
                                ===========

The Company was in compliance with all loan covenants at November 30, 2000.

6.     Income Taxes

For the year ended November 30, 2000, the provision for income taxes included a current provision of $182,064 and a deferred provision of $905,154. For the year ended November 30, 1999, the provision for income taxes included a current provision of $1,275,305 and a deferred provision of $11,310. For the year ended November 30, 1998, the provision for income taxes included a current provision of $478,306 and a deferred provision of $499,359.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             November 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------  -------------
Current deferred tax assets:
   Deferred revenue                                  $ 1,129,329  $     851,800
   Allowance for doubtful accounts                       239,361        115,142
   Accrued expenses and other                             92,576         59,244
                                                     -----------  -------------
                  Total current deferred tax assets    1,461,266      1,026,186

Current deferred tax liabilities:
   Prepaid fees and other                             (1,042,008)       (66,759)
                                                     -----------  -------------
                  Net current deferred tax assets    $   419,258  $     959,427
                                                     ===========  =============

Noncurrent deferred tax liabilities:
   Property and equipment                            $ 1,360,392  $     995,407
                                                     ===========  =============

Income tax expense for the years ended November 30, 2000, 1999 and 1998 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income, as follows:

                                                                Year Ended
                                                               November 30,
                                                            -------------------
                                                            2000   1999    1998
                                                            ----   ----    ----
Statutory federal income tax rate                           34.0%  34.0%   34.0%
Increase in income taxes resulting from-
   State and local taxes, net of federal income tax benefit  4.4    4.0     4.6
   Other differences, net                                    1.8    1.0     0.8
                                                            ----   ----    ----
                  Actual income tax expense                 40.2%  39.0%   39.4%
                                                            ====   ====   =====


7.     Shareholders' Equity
       --------------------

The Company's Restated Articles of Incorporation authorize the issuance of up to 20,000,000 shares of common stock and 10,000,000 shares of preferred stock issuable in series (Preferred Stock).

In November 1998, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1998. In October 1999, the Company declared an 11-for-10 stock split for shareholders of record on November 21, 1999.

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

Stock Options

On September 1, 1998, the Company granted nonstatutory stock options to the former shareholder of P&C, as part of the acquisition of P&C (Note 1), exercisable for 151,250 shares of the Company's common stock. Additionally, as part of the acquisition, the Company granted nonstatutory stock options to the legal counsel of the P&C shareholder exercisable for 12,100 shares of the Company's common stock. Of the 163,350 stock options granted, 30,250 were exercisable on the date of grant at an exercise price of $7.20 per share, and included in the purchase price for the acquisition of P&C (Note 1). The remaining 121,000 options granted to the former shareholder of P&C are exercisable in 30,250 increments on the annual anniversary dates of the Company's employment agreement signed with the former P&C shareholder, subject to the former P&C shareholder's employment with the Company.

In addition, on October 2, 1996 (amended April 21, 2000), the Company's Board of Directors and shareholders adopted the 1996 Stock Incentive Plan (the Plan), which provides for the issuance of 399,300 shares of common stock pursuant to Incentive Stock Options (ISOs), Nonqualified Stock Options (NSOs), stock bonuses and stock sales to employees, directors and consultants of the Company. During the year ended November 30, 2000, the Company reserved an additional 150,000 shares of the Company's common stock for the issuance of stock options under the Plan. ISOs may be issued only to employees of the Company and will have a maximum term of ten years from the date of grant. The exercise price for ISOs may not be less than 100% of the fair market value of the common stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock at the time of the grant, and the term of the option may not exceed five years. NSOs may be granted at not less than 85% of the fair market value of the common stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Board of Directors' Compensation Committee, which administers the Plan. Activity under the Plan is summarized as follows:


                                                                  Weighted
                                    Shares            Shares       Average
                                 Available for    Subject to      Exercise
                                     Grant          Options        Price
                                 ----------       ----------      --------
BALANCES, November 30, 1997         224,273          175,027      $  5.08
   Options granted                  (79,365)          79,365        10.22
   Options canceled                  30,608          (30,608)        6.83
   Options exercised                      -          (13,709)        5.02
                                 ----------       ----------
BALANCES, November 30, 1998         175,516          210,075         6.77
   Options granted                 (106,281)         106,281        12.27
   Options canceled                  38,358          (38,358)       11.45
   Options exercised                      -           (1,629)        6.01
                                 ----------       ----------
BALANCES, November 30, 1999         107,593          276,369         8.24
   Additional shares provided       150,000                -             -
   Options granted                 (241,490)         241,490         9.29
   Options canceled                  58,429          (58,429)        9.42
   Options exercised                      -          (31,944)        5.00
                                 ----------       ----------
BALANCES, November 30, 2000          74,532          427,486         9.15
                                    =======           ======

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended November 30, 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                        Year Ended November 30,
                                   ----------------------------------
                                    2000          1999         1998
                                   -------       -------      -------
Risk-free interest rate              6.25%         5.50%        6.00%
Expected dividend yield                 0%            0%           0%
Expected lives                     6 years       6 years      6 years
Expected volatility                 66.43%        72.00%       53.11%


Using the Black-Scholes methodology, the total value of options granted during the years ended November 30, 2000, 1999 and 1998 was $1,470,878, $895,367 and
$1,535,903, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended November 30, 2000, 1999 and 1998 was $6.09, $8.42, and $7.66, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                               Year Ended November 30,
                      -----------------------------------------------------------------------
                                2000                     1999                   1998
                      ----------------------   ----------------------  ----------------------
                          As                        As                      As
                       Reported   Pro Forma     Reported   Pro Forma    Reported   Pro Forma
                      ----------  ----------   ----------  ----------  ----------  ----------
Net income            $1,618,244  $1,076,587   $2,012,397  $1,626,324  $1,501,179  $1,355,304

Basic net income        $0.27        $0.19        $0.40       $0.32       $0.32       $0.30
  per share

Diluted net income per  $0.27        $0.19        $0.39       $0.32       $0.32       $0.30
  share

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at November 30, 2000:

                   Options Outstanding                Options Exercisable
--------------------------------------------------- -------------------------
                                Weighted
                   Number       Average    Weighted     Number       Weighted
   Range of Outstanding at Remaining Average Exercisable at Average Exercise November 30, Contractual Exercise November 30, Exercise
    Prices          2000      Life - Years  Price        2000          Price

$ 5.00 -  5.68       99,827        7.3     $  5.15        93,704      $  5.13
  6.01 -  7.20      143,143        7.9        7.17        84,288         7.19
  8.00 -  9.35      218,877        9.4        8.60        59,710         8.74
 10.63 - 10.97       38,300        9.4       10.89         9,420        10.84
 11.48 - 12.60       58,346        9.9       11.52         8,756        11.58
 13.81 - 14.89       45,653        8.7       14.86             -           -
--------------   ----------      ------    --------  -----------    ---------
$ 5.00 - 14.89      604,146        8.7     $  8.59       255,878      $  7.08
 ============        ======       ===       =====         ======      ======

At November 30, 1999 and 1998, 155,847 and 84,288 options were exercisable at a weighted average exercise price of $6.34 and $5.82 per share, respectively.

8.     Commitments and Certain Related-Party Transactions
       --------------------------------------------------

Transit Agreements

Certain transit agreements require the Company to remit to the transit district the greater of a percentage of the related advertising revenues or a guaranteed minimum amount. At November 30, 2000 future guaranteed minimum payments under the transit agreements are as follows:

       Fiscal Year Ending
          November 30,
       ------------------
              2001                 $23,280,944
              2002                  18,723,533
              2003                  16,613,441
              2004                  11,722,234
              2005                   3,507,036
           Thereafter                   75,000

Operating Leases

The Company leased outdoor advertising structures from an affiliated partnership. The lease agreement required monthly payments of a minimum base rent plus additional rent equal to 5 percent of the gross revenues derived from advertising displayed on the structures. Minimum base rent payments were $8,500 per month through December 1996, and increased to $9,000 per month for the following calendar year. The lease expired December 31, 1997. Total lease expense pursuant to this lease was $17,981 for the year ended November 30, 1998.

In December 1997, the Company exercised its option to purchase the property discussed above at a purchase price of $698,000. In accordance with generally accepted accounting principles, the Company recorded only the book value carried on the books of the affiliated partnership at the date of purchase. The difference between the net book value of these assets and the purchase price was recorded as a charge to the Company's accumulated deficit.

The Company also rents office and production space from affiliates. Such rents totaled $268,262, $180,311 and $171,096 for the years ended November 30, 2000, 1999 and 1998, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $1,665,334, $1,338,141 and $1,073,074 for the years ended November 30, 2000, 1999 and 1998, respectively.

At November 30, 2000, future minimum lease payments for all operating leases described above are as follows:

       Fiscal Year Ending
          November 30,
       ------------------
             2001               $   939,183
             2002                   755,391
             2003                   660,437
             2004                   537,672
             2005                   405,413
          Thereafter                683,870

9.     Employee Benefit Plan
       ---------------------

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During the years ended November 30, 2000, 1999 and 1998, the Company accrued $0, $100,000 and $86,304, respectively, as a contribution to the plan. In 2000, the Company paid the 1999 accrued contribution through a contribution of 9,116 shares of its common stock to the Plan and the balance in cash. In 1999, the Company paid the 1998 accrued contribution through a contribution of 5,643 shares of its common stock to the Plan and the balance in cash.

10.    Geographic Information
       ----------------------

For geographic information, revenues are allocated between the United States and Canada, depending on whether the advertising contracts are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented.

                                    Years Ended November 30,
                         ----------------------------------------------
                              2000            1999            1998
                         --------------  --------------  --------------
     Canada              $    7,778,061  $    5,275,211  $    1,518,643
     United States           38,878,176      31,184,815      21,199,102
                         --------------  --------------  --------------
                         $   46,656,237  $   36,460,026  $   22,717,745
                             ==========      ==========      ==========


11.    Contract Settlement
       -------------------

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

In anticipation of the termination of the Company's transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district. In September 1999, the Company began a new contract with Tri-Met.