Form 10-K/A
period 2000-11-30
OBIE MEDIA CORP
filed 2001-02-28
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             Amendment Number 1 to
                                    FORM 10-K

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


ITEM 2.    DESCRIPTION OF PROPERTIES

Our headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for our centralized design and production departments, as well as our accounting, credit, marketing and management personnel. The headquarters is leased at market rates from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were approximately $268,000 during fiscal 2000, $180,000 during fiscal 1999 and $171,000 during fiscal and 1998, respectively. Brian Obie, our Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, our Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries.

We lease parcels of property beneath outdoor advertising structures. Our site leases are generally for a term of ten years, with two five-year renewal options at our discretion. We also lease local operating offices for sales, service and installation in Spokane and Yakima, Washington; Portland and Salem, Oregon; Ft. Lauderdale, Florida; Wallingford, Connecticut; Cleveland and Cincinnati, Ohio; Dallas and Austin, Texas; Sacramento, Stockton and, California; Richmond, Virginia; St. Louis and Kansas City Missouri; Milwaukee and Madison, Wisconsin; Vancouver and Victoria, British Columbia; and London, Richmond Hill, Burlington, and St. Catharines, Ontario. We also lease national sales offices in Los Angeles, Chicago and New York City. Total lease payments for the forgoing leases were $1.7 million, $ 1.3 million and $ 1.1 million for fiscal 2000, 1999 and 1998, respectively.


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


ITEM 6.   Selected Financial Data

IN THOUSANDS EXCEPT PER                                       Years Ended November 30
SHARE AMOUNTS                                         2000     1999     1998     1997     1996


Statement of Operations Data

Gross Sales                                           $51,326  $40,466  $25,218  $14,625  $10,898
Net sales                                              46,656   36,460   22,718   13,303   10,070
Direct Advertising Expenses                            33,961   26,438   14,793    8,005    5,907
General and Administrative                              6,882    4,677    3,628    2,242    1,685
Depreciation and Amortization                           1,871    1,513      935      664      514
Start-up Costs                                            116      668      106      237      -
Contract Settlement                                       -     (1,077)     -        -        -
Operating Income                                        3,826    4,241    3,255    2,155    1,964

Net income(loss) available for common shareholders      1,618    2,012    1,501    1,000       96

EBITDA (1)                                              5,697    5,754    4,190    2,819    2,478

Basic Net Income per Share                              $0.27    $0.40    $0.32    $0.21    $0.02

Diluted net Income per Share                            $0.27    $0.39    $0.32    $0.21    $0.02

Balance Sheet Data

Working Capital                                        $10,544  $ 2,695 $ 1,033 $    646  $   380
Total Assets                                            40,838   32,704  27,647   14,284   12,533
Long-term Debt, less current portion                    13,812    4,919  13,354    5,695    6,555

Shareholders' Equity                                   $19,225  $17,365 $ 5,547 $  3,796  $ 2,784

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

Net revenues represent gross revenues less agency commissions. Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. While advertising agencies purchase the majority of the out-of-home advertising that we sell, we believe our focus on direct sales to accounts not served by advertising agencies has resulted in Obie Media recognizing agency commissions that, as a percentage of our aggregate gross revenues, are lower than the industry average. Customers represented by advertising agencies currently account for approximately 61% of our gross revenues. Agency commissions, as a percentage of our gross revenues, have risen recently, in large part because we have obtained new transit agreements in a number of districts where the previous providers made substantially all sales through advertising agencies.

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

Outdoor Asset Acquisitions. In January and October 2000, we acquired outdoor advertising displays from two companies with displays primarily in Montana and Wyoming for $3.2 million. The acquisitions added over 330 displays to our outdoor display inventory. We borrowed the purchase price from our lender to finance the transaction.


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

Obie Media acquired P & C for an aggregate purchase price of $7.6 million in cash, up to 151,250 shares of our common stock and options to purchase up to 163,350 additional shares of our common stock, of which $6.1 million and 60,500 shares were paid at closing, and options to purchase 30,250 shares were exercisable on the closing date. Of the remaining $1.5 million of the cash purchase price, $500,000 was paid on January 1, 2000 and the remainder will be paid as follows; $500,000 on or before January 1, 2001, and $250,000 on or before each of January 1, 2002 and 2003. The remaining 90,750 shares were to be issued depending on P & C's performance through November 30, 2001 and the unvested options were to become exercisable over 4 years, depending on Wayne Schur's continued employment by us. Further, Mr. Schur provided the Company with a performance guarantee for fiscal years 2000 and 2001. We financed the acquisition of P & C from borrowings and repaid those borrowings with a portion of the proceeds of our August 1999 stock offering discussed above. Because of P & C's performance during fiscal 2000, the right to the 90,750 shares has been forfeited, and an additional sum of approximately $339,000 is due the company.

The acquisition of P & C has been accounted for under the purchase method of accounting, with Obie Media recording most of the purchase price as goodwill. The amount of goodwill recorded has been reduced and could decrease further in 2001 depending on P & C's performance. Goodwill is being amortized over 15 years. The acquisition occurred on September 1, 1998 and our financial statements do not include P & C operations prior to that date.


Operating Results

The following table presents certain items from our  consolidated  statements of income (and EBITDA) as a percentage of gross revenues.
                                                                           Year Ended
                                                                           November 30
                                                                  ------------------------------
                                                                   2000        1999         1998
                                                                  -----       -----        -----
         Transit advertising revenue.....................          86.9%       85.3%        77.0%
         Outdoor advertising revenue.....................          13.1        14.7         23.0
                                                                  -----       -----        -----
         Gross revenue...................................         100.0       100.0        100.0
         Less agency commissions.........................           9.1         9.9          9.9
                                                                  -----       -----        -----
         Net revenues.....................................         90.9        90.1         90.1
         Operating expenses:
             Direct advertising expense...................         66.2        65.3         58.7
             General and administrative...................         13.4        11.6         14.4
             Start-up costs...............................          0.2         1.7          0.4
             Contract settlement                                      -        (2.7)           -
                                                                  -----       -----        -----
         EBITDA...........................................         11.1        14.2         16.6
         Depreciation and amortization....................          3.6         3.7          3.7
                                                                  -----       -----        -----
         Operating income.................................          7.5        10.5         12.9
         Interest expense.................................          2.2         2.3          3.1
                                                                  -----       -----        -----
         Income before income taxes and extraordinary item          5.3         8.2          9.8
         Provision for income taxes.......................          2.1         3.2          3.8
                                                                  -----       -----        -----
         Net income.......................................          3.2%        5.0%         6.0%
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

Interest Expense. Interest expense increased $179,000 or 19.0%, from $940,000 in fiscal 1999 to $1.1 million in fiscal 2000, primarily due to the increased use of the working capital credit line and additional long-term borrowings.

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

Comparison of Years ended November 30, 1999 and 1998

Revenues. Gross revenues increased $15.2 million, or 60.5%, from $25.2 million in fiscal 1998 to $40.5 million in fiscal 1999. This increase was principally due to transit advertising revenues associated with the operations of P & C

(which we acquired September 1, 1998), as well as the addition of new districts, and transit districts operating less than a full year in 1998, primarily British Columbia (which we began operating in August 1998). Transit revenues increased $15.1 million, or 77.8%, from $19.4 million in fiscal 1998 to $34.5 million in fiscal 1999, primarily due to the above factors. Outdoor advertising revenues increased $146,000, or 2.5%, from $5.8 million in fiscal 1998 to $5.9 million in fiscal 1999. Agency commissions increased $1.5 million, or 60.2%, from $2.5 million in fiscal 1998 to $4.0 million in fiscal 1999, primarily due to the large proportion of existing agency business in our new markets. As a result of the foregoing reasons, net revenues increased $13.7 million, or 60.5%, from $22.7 million in fiscal 1998 to $36.5 million in fiscal 1999.

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

Provision for Income Taxes. Provision for income taxes increased $309,000, or 31.6%, from $978,000 for fiscal 1998 to $1.3 million in fiscal 1999, primarily due to the increase in income before income taxes. The effective rate of income taxes as compared to taxable income was 39.0% in 2000 and 39.4 % in 1999.

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

Liquidity and Capital Resources

We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at November 30, 1999 and 2000 was $2.7 million and $10.5 million, respectively. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds.

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

Net cash provided by financing activities was $ 2.7 million and $5.1 million in fiscal 1999 and 2000, respectively. Net cash provided in fiscal 1999 was primarily from the proceeds of our public stock offering completed in August 1999, net of payments on long-term debt, and in 2000 from the proceeds of long term debt and use of our credit line.

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

Market Risk

The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

The Effect of New Accounting Pronouncements

New accounting pronouncements are discussed in Note 1 to our Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-19 of this Annual Report.

Unaudited quarterly data for each of the eight quarterly periods in the period ended November 30, 2000 is as follows:

In thousands, except per share data        1st Quarter   2nd Quarter    3rd Quarter    4th Quarter
-----------------------------------        -----------   -----------    -----------    -----------
2000
Net revenues                                     $ 8,546       $ 11,329       $ 13,026        $ 13,756
Operating income                                      64            954          1,325           1,484
Net income (loss)                                    (93)           404            634             673
Basic net income (loss) per share                  (0.02)          0.07           0.11            0.11
Diluted net income (loss) per share                (0.02)          0.07           0.11            0.11
1999
Net revenues                                     $ 6,760        $ 8,970        $ 9,640        $ 11,090
Operating income                                   1,004            985          1,177           1,075
Net income                                           436            435            544             598
Basic net income per share                          0.09           0.09           0.11            0.10
Diluted net income per share                        0.09           0.09           0.11            0.10

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

Dated:   February 27, 2001          By/s/ Randall C. Pape'
                                      ----------------------
                                      Randall C. Pape, Director

Dated:   February 27, 2001          By/s/ Stephan A. Wendell
                                      ----------------------
                                      Stephen A. Wendell, Director

Dated:   February 27, 2001          By/s/ Richard C. Williams
                                      ----------------------
                                      Richard C. Williams, Director

Dated:   February 27, 2001          By/s/ Wayne P. Schur
                                      ----------------------
                                      Wayne P. Schur, Director

EXHIBIT INDEX

Exhibit*
-------

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants

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


                                                         ARTHUR ANDERSEN LLP
                                                         /s/Arthur Andersen LLP


Portland, Oregon
February 19, 2001

Obie Media Corporation

Consolidated Balance Sheets
As of November 30, 2000 and 1999

                                     ASSETS
                                                                                    2000            1999
CURRENT ASSETS:
   Cash                                                                         $     634,633  $      34,224
   Accounts receivable, net of allowance for doubtful accounts of $598,403 and
     $359,850, respectively                                                        11,174,866      8,715,044
   Prepaid expenses and other current assets                                        4,837,954      2,375,237
   Deferred income taxes                                                              419,258        959,427
                                                                                -------------  -------------
                  Total current assets                                             17,066,711     12,083,932

PROPERTY AND EQUIPMENT, net                                                        16,770,943     12,837,224

OTHER ASSETS:
   Goodwill, net                                                                    6,423,335      7,183,581
   Other assets, net                                                                  577,066        599,464
                                                                                -------------  -------------
                                                                                $  40,838,055  $  32,704,201
                                                                                =============  =============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                            $     200,888  $   1,743,718
   Line of credit                                                                           -      2,505,534
   Accounts payable                                                                 1,979,305        999,894
   Accrued expenses                                                                 1,623,581      2,085,357
   Income taxes payable                                                               497,504        443,916
   Deferred revenue                                                                 2,221,423      1,610,855
                                                                                -------------  -------------
                  Total current liabilities                                         6,522,701      9,389,274

DEFERRED INCOME TAXES                                                               1,360,392        995,407

LONG-TERM DEBT, less current portion                                               13,694,941      4,919,353
                                                                                -------------  -------------
                  Total liabilities                                                21,578,034     15,304,034

MINORITY INTEREST IN SUBSIDIARY                                                        35,424         35,424

COMMITMENTS (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, without par value, 10,000,000 shares authorized, no shares
     issued and outstanding                                                                 -              -
   Common stock, without par value; 20,000,000 shares authorized, 5,896,232
     and 5,855,244 shares issued and outstanding, respectively                     16,960,365     16,657,650
   Options issued for common stock                                                    211,763        211,763
   Note receivable                                                                    (59,895)             -
   Foreign currency translation                                                        (2,203)          (993)
   Retained earnings                                                                2,114,567        496,323
                                                                                -------------  -------------
                  Total shareholders' equity                                       19,224,597     17,364,743
                                                                                -------------  -------------
                                                                                $  40,838,055  $  32,704,201
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

Obie Media Corporation

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended November 30, 2000, 1999 and 1998

                                                                           Options           Cumulative     Retained
                                                                         Issued for  Note       Other       Earnings
                                                        Common Stock        Common  Receiv- Comprehensive (Accumulated
                                                      Shares     Amount     Stock    able       Loss         Deficit)      Total
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 1997                          4,665,137 $ 6,173,967 $      - $      -  $       -    $(2,378,073)  $ 3,795,894
   Issuance of common stock for benefit plan and
     stock option exercises                            22,196     127,788        -        -          -              -       127,788
   Issuance of common stock for the acquisition
     of business                                       60,500     512,500        -        -          -              -       512,500
   Purchase of property from related party in excess
     of net book value                                      -           -        -        -          -       (639,180)     (639,180)
   Options issued for common stock for the
     acquisition of business                                -           -  211,763        -          -              -       211,763
   Income tax benefit of nonqualified stock option
     exercises                                              -      36,798        -        -          -              -        36,798
   Net income                                               -           -        -        -          -      1,501,179     1,501,179
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 1998                          4,747,833   6,851,053  211,763        -          -     (1,516,074)    5,546,742
   Issuance of common stock for benefit plan and
     stock option exercises                             7,434     102,149        -        -          -              -       102,149
   Issuance of common stock for public offering,
     net of expenses                                1,100,000   9,704,745        -        -          -              -     9,704,745
   Purchase of fractional shares                          (23)       (297)       -        -          -              -          (297)
   Foreign currency translation                             -           -        -        -       (993)             -          (993)
   Net income                                               -           -        -        -          -      2,012,397     2,012,397
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 1999                          5,855,244  16,657,650  211,763        -       (993)       496,323    17,364,743
   Issuance of common stock for benefit plan and
     stock option exercises                            41,060     250,880        -  (59,895)         -              -       190,985
   Additional expenses for public offering                  -      (1,837)       -        -          -              -        (1,837)
   Purchase of fractional shares                          (72)       (763)       -        -          -              -          (763)
   Foreign currency translation                             -           -        -        -     (1,210)             -        (1,210)
   Income tax benefit of nonqualified stock option
     exercises                                              -      54,435        -        -          -              -        54,435
   Net income                                               -           -        -        -          -      1,618,244     1,618,244
                                                    --------- ----------- -------- -------- ------------- ------------  -----------
BALANCE, November 30, 2000                          5,896,232 $16,960,365 $211,763 $(59,895) $  (2,203)    $2,114,567   $19,224,597
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

Philbin & Coine, Inc. Acquisition

On September 1, 1998, the Company acquired all of the outstanding stock of Philbin & Coine, Inc., a New York corporation doing business as P&C Media (P&C) in exchange for 60,500 newly issued shares of the Company's common stock valued at $512,500, stock options for 30,250 shares of the Company's common stock valued at $211,763 (Note 7), cash of approximately $6,024,000, a note for $1,500,000 (Note 5) and incurred fees and expenses of $191,497. Additionally, subject to certain performance contingencies in the purchase agreement, the Company would be required to issue up to an additional 90,750 shares of the Company's common stock to the former P&C shareholder in future years. As of November 30, 2000, the first year for evaluating certain performance contingencies, it was determined that such performance contingencies were not achieved. As a result of the shortfall, none of the 90,750 shares will be issued to the former P&C shareholder. Additionally, $339,112 is due from the former P&C shareholder, under the purchase agreement, as a result of the shortfall determined by the performance contingencies. Accordingly, the Company has adjusted the original purchase price and the note payable in the accompanying consolidated balance sheets. Additional adjustments could occur in fiscal 2001 depending upon P&C's performance.

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

Comprehensive Income

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

Segment Reporting

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

Recent Accounting Pronouncements

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

2.     Prepaid Expenses and Other Current Assets
       -----------------------------------------

Prepaid expenses and other current assets consist of the following:

                                                         November 30,
                                                 ----------------------------
                                                      2000           1999
                                                 -------------  -------------
           Prepaid commissions                   $   1,174,303  $           -
           Prepaid leases                              468,249        384,593
           Transit advertising production costs      1,811,217      1,041,430
           Other                                     1,384,185        949,214
                                                 -------------  -------------
                                                 $   4,837,954  $   2,375,237
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


Using the Black-Scholes methodology, the total value of options granted during the years ended November 30, 2000, 1999 and 1998 was $1,470,878, $895,367 and
$482,453, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended November 30, 2000, 1999 and 1998 was $6.09, $8.42, and $6.08, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                               Year Ended November 30,
                      -----------------------------------------------------------------------
                                2000                     1999                   1998
                      ----------------------   ----------------------  ----------------------
                          As                        As                      As
                       Reported   Pro Forma     Reported   Pro Forma    Reported   Pro Forma
                      ----------  ----------   ----------  ----------  ----------  ----------
Net income            $1,618,244  $1,295,509   $2,012,397  $1,795,246  $1,501,179  $1,396,956

Basic net income        $0.27        $0.22        $0.40       $0.34       $0.32       $0.28
  per share

Diluted net income per  $0.27        $0.22        $0.39       $0.34       $0.32       $0.28
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

10.    Geographic Information
       ----------------------

For geographic information, net revenues are allocated between the United States and Canada, depending on whether the advertising contracts are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented.

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