Form 10-Q
period 2001-02-28
OBIE MEDIA CORP
filed 2001-04-16
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              February 28, 2001
                               -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  [ X ]      NO [   ]
                                                  -----

     As of April 1, 2001, 5,896,232 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART 1 - FINANCIAL INFORMATION                                                            Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of February 28, 2001 and November 30, 2000          2

         Consolidated Statements of Operations for the quarters ended February 28, 2001
                  and February 29, 2000                                                     3

         Consolidated Statements of Cash Flows for the quarters ended
                  February 28, 2001 and February 29, 2000                                   4

         Notes to Financial Statements                                                      5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         9


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                                  9

Item 6.  Exhibits and Reports on Form 8-K                                                   9

Item 1.  Financial Statements

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                            February 28,    November 30,
                                                                2001            2000
                                                           -------------  -------------
CURRENT ASSETS:
    Cash                                                     $  233,518      $ 634,633
    Accounts receivable, net                                 10,951,892     11,174,866
    Prepaids and other current assets                         4,939,182      4,837,954
    Deferred income taxes                                       419,258        419,258
                                                           -------------  -------------
        Total current assets                                 16,543,850     17,066,711

Property and equipment, net                                  16,712,767     16,770,943
Goodwill, net                                                 6,293,478      6,423,335
Other assets                                                    557,270        577,066
                                                           -------------  -------------
                                                            $40,107,365    $40,838,055
                                                           =============  =============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                       $  188,888       $200,888
    Line of credit                                             400,000            ---
    Accounts payable                                         2,379,011      1,979,305
    Accrued expenses                                         1,600,717      1,623,581
    Income taxes payable                                        53,741        497,504
    Deferred revenue                                         1,970,417      2,221,423
                                                           ------------   ------------
        Total current liabilities                            6,592,774      6,522,701

Deferred income taxes                                        1,360,392      1,360,392
Long-term debt, less current portion                        13,692,818     13,694,941
                                                           ------------   ------------
       Total liabilities                                    15,053,210     15,055,333
                                                           ------------   ------------

Minority interest in subsidiary                                 35,424         35,424

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding                ---            ---
    Common stock, without par value; 20,000,000 shares
        authorized, 5,896,232 shares issued and
        outstanding                                         16,960,365     16,960,365
    Note receivable from shareholder                          (59,895)        (59,895)
    Options issued for common stock                            211,763        211,763
    Foreign currency translation                                 (353)         (2,203)
    Retained earnings                                        1,314,077      2,114,567
                                                           ------------   ------------
        Total shareholders' equity                          18,425,957     19,224,597
                                                           ------------   ------------
                                                           $40,107,365    $40,838,055
                                                           ============   ============

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                    ------------------
                                                February 28,   February 29,
                                                -----------    ------------
                                                    2001          2000
                                               -------------  -------------
REVENUES:
  Transit advertising                           $10,917,225     $7,831,173
  Outdoor advertising                             1,767,273      1,482,096
                                               -------------  -------------
  Gross revenue                                  12,684,498      9,313,269
  Less - Agency commissions                       (960,966)      (767,446)
                                               -------------  -------------
      Net revenues                               11,723,532      8,545,823

OPERATING EXPENSES:
  Direct advertising expenses                     9,945,242      6,454,209
  General and administrative                      2,055,276      1,575,766
  Start-up costs                                    297,136         31,132
  Depreciation and amortization                     491,963        421,020
                                               -------------  -------------
      Operating income (loss)                   (1,066,085)         63,696

OTHER EXPENSE:
  Interest expense                                  283,070        215,392
                                               -------------  -------------
     Loss before income taxes                   (1,349,155)      (151,696)

BENEFIT FROM INCOME TAXES                         (548,665)       (59,161)
                                               -------------  -------------
NET LOSS                                         $(800,490)      ($92,535)
                                               =============  =============

Loss per share:
    Basic                                           ($0.14)        ($0.02)
    Diluted                                         ($0.14)        ($0.02)




See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months ended
                                                        February 28,     February 29,
                                                            2001             2000
                                                        ------------     ------------
Cash Flows From Operating Activities:
    Net loss                                              $(800,490)        $(92,535)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                     491,963          421,020
          Changes in operating assets and liabilities      (189,303)        (337,295)
                                                        ------------     ------------
             Net cash used in operating activities         (497,830)          (8,810)
                                                        ------------     ------------

Cash Flows From Investing Activities:
    Capital expenditures                                   (310,808)      (2,912,495)
    Other
                                                             19,796          (20,358)
                                                        ------------     ------------
            Net cash used in investing activities          (291,012)      (2,932,853)
                                                        ------------     ------------

Cash Flows From Financing Activities:
    Net borrowing (payments) on line of credit              400,000         (465,084)
    Borrowings of long-term debt                             ----          4,000,000
    Net payments on long-term debt                          (14,123)        (712,012)
    Other                                                    ----             99,771
                                                        ------------     ------------
            Net cash provided by financing activities       385,877        2,922,675
                                                        ------------     ------------

Effect of exchange rate changes on cash                       1,850           (2,498)

                                                        ------------     ------------
Net decrease in cash                                       (401,115)         (21,486)
Cash, beginning of period                                   634,633           34,224
                                                        ------------     ------------
Cash, end of period                                        $233,518          $12,738
                                                        ============     ============

Supplemental Disclosure:
    Issuance of stock to employee benefit plan                ----          $ 91,160
    Interest capitalized                                      ----             3,808

Cash Paid for Interest                                     $328,030        $ 195,983

Cash Paid for Taxes                                         $40,950          $29,912

See accompanying notes

                             OBIE MEDIA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company," "We," "Us," or "Our") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2001 and November 30, 2000, and the results of operations and cash flows of the Company for the three months ended February 28, 2001 and February 29, 2000, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 2000 Form 10-K. This quarterly report should be read in conjunction with such annual report.


2.       Debt Agreements

         In February 2001 the Company and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver. Interest rates on each, at the Company's option, are based upon a range of basis points above either the London Inter-Bank Offering rate (LIBOR) or U.S. Bank's prime rate, the range is based upon certain financial ratio requirements. The Company used the term loan revolver to refinance all existing debt, including the then outstanding line of credit. The term loan revolver does not require any principal payments until fiscal 2002. The effective rate on the term loan and working capital revolver at February 28, 2001 was 7.28% and 8.50%, respectively. Amounts outstanding under the working capital revolver were $400,000 at February 28, 2001.

         The Company's Term Loan Agreement contains certain restrictive covenants including maintenance of certain financial ratios and debt service coverage. The Company was in compliance with these covenants as of February 28, 2001.

3.       Earnings Per Share

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                                     Three Months Ended
                                                 February  28,  February 29,
                                                 -------------  ------------
                                                      2001          2000
                                                 -------------  ------------
Basic shares (weighted average)                    5,896,232     5,871,699
Dilutive effect of stock options                        --            --
                                                   ---------     ---------
Diluted shares                                     5,896,232     5,871,699
                                                   =========     =========

At February 28 and 29, 2001 and 2000 respectively, the Company had options outstanding covering 709,146 and 458,497 shares of the Company's common stock, respectively, that were not considered in the dilutive EPS calculation since they would have been antidilutive.

4.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not materially differ from reported net loss for the three month periods ended February 28 and 29, 2001 and 2000, respectively.


5.       New Accounting Pronouncements

         In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 and 138 for its fiscal year beginning December 1, 2000. The Company does not currently have any derivative instruments nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial position or results of operations.

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which deferred the implementation date of SAB 101 until the fourth quarter of the first fiscal year beginning after December 15, 1999. The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

6.       Reclassifications

         Certain  amounts  previously   reported  in  the  Company's   financial
statements as of November 30, 2000 have been reclassified to conform to the current fiscal year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes various forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: the inability to finance expected  operations  or  strategic  developments;  a decline  in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in those areas; slower than expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in the seasonality of our business; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations, inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports.

Recent Developments

         On March 1, 2001 the Company was notified that it had been selected as the successful bidder for a new contract for bus advertising for the Milwaukee, Wisconsin transit District for a five year period. We have been serving that transit market since April of 1992.

         The company intends to acquire additional digital production printing equipment during the second quarter of 2001. This purchase will supplement existing equipment used to produce transit and outdoor advertising display content which is currently producing at capacity. This additional capacity will allow us to produce, for our customers, a significant amount of product now being subcontracted to outside vendors. The purchase will be financed from our working capital line of credit.

Comparison of the Three Months Ended February 28 and 29, 2001 and 2000, respectively

         Gross revenues increased $3.4 million, or 36.2%, to $12.7 million for the three months ended February 28, 2001 from $9.3 million for the comparable period in fiscal 2000. Transit revenues increased $3.1 million, or 39.4%, to $10.9 million for the three months ended February 28, 2001 from $7.8 million for the first quarter of fiscal 2000. This increase was due to volume and rate increases in our existing markets, as well as revenues associated with new transit operations in Chicago. Outdoor advertising revenues increased $285,000, or 19.2%, to $1.8 million for the first quarter of fiscal 2001 from $1.5 million for the comparable period in fiscal 2000, primarily as a result of revenues associated with our acquisition of outdoor advertising displays in the third quarter of fiscal 2000. Agency commissions paid to third parties increased $193,000, or 25.2%, to $1.0 million for the three months ended February 28, 2001 from $767,000 for the first quarter of fiscal 2000, primarily due to revenues associated with new transit operations in Chicago. As a result of the foregoing, net revenues increased $3.2 million, or 37.2%, to $11.7 million for the first quarter of 2001 from $8.5 million for the comparable period in fiscal 2000.

         Direct advertising expenses increased $3.5 million, or 54.1%, to $9.9 million for the three months ended February 28, 2001 from $6.5 million for the comparable period in fiscal 2000. Direct advertising expenses increased, as a percentage of gross revenues, to 78.4% for the first quarter of fiscal 2001 from 69.3% for the same period in fiscal 2000. This increase was due primarily to increased transit occupancy costs in 2001 versus 2000, as a result of higher revenue sharing rates on certain new and renewed contracts.

         General and administrative expenses increased $480,000, or 30.4%, to $2.1 million for the three months ended February 28, 2001 from $1.6 million for the comparable period in fiscal 2000. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, plus additional accounting and credit management resources. General and administrative expenses, as a percentage of gross revenues, decreased to 16.2% for the first quarter of 2001 from 16.9% for the same period in fiscal 2000.

         Start-up  costs  increased  to  $297,000  for the  three  months  ended
February 28, 2001 from $31,000 for the comparable period in fiscal 2000. Start-up costs include expenses incurred in new markets before we begin its sale operations, as well as costs incurred in obtaining new transit district contracts. The increase in the first quarter of 2001 was due primarily to costs related to the start up of the Chicago, San Antonio and Tampa transit markets as well as expanded national sales support.

         Depreciation and amortization expenses increased $71,000, or 16.9%, to $492,000 for the three months ended February 28, 2001 from $421,000 for the comparable period in fiscal 2000. This increase was primarily due to the impact of capital expenditures for outdoor advertising displays incurred in first and third quarter of 2000, as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         As a result of the above factors, operating income decreased $1.1 million to a loss of $1.1 million for the three months ended February 28, 2001, compared to operating income of $64,000 for the three months ended February 29, 2000. As mentioned above, increased start up and general and administrative costs, business seasonality and increased transit occupancy costs were the primary reasons for the decrease. These results were in line with management's expectations.

         Interest expense increased $68,000 or 31.4% to $283,000 for the three months ended February 28, 2001 as compared to $215,000 for the same period in 2000.

         Benefit from income taxes increased $490,000 to $549,000 for the three months ended February 28, 2001, from a $59,000 for the comparable period in fiscal 2000. The Company's effective tax rate was 40.7% for the first quarter of 2001 as compared to 39.0% for the comparable period in 2000. The difference between the statutory United States federal income tax rate and the effective tax rates is primarily the result of the aggregate effect of foreign, state and local taxes.

         As a result of the foregoing factors, the Company's net loss increased $708,000 to $800,000 for the three months ended February 28, 2001 from $93,000 for the same period in fiscal 2000. This result was in line with management's expectations.


Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at February 28, 2001 and November 30, 2000 was $10.0 million and $10.5 million, respectively. At February 28, 2001, Obie Media had outstanding borrowings of $14.3 million, of which $13.2 million was pursuant to long-term credit agreements, $400,000 was pursuant to our operating line of credit, and $689,000 was related to other indebtedness. Our indebtedness is collateralized by substantially all of our assets. See Note 2 to our condensed consolidated financial statements. At February 28, 2001, available borrowing capacity under the line of credit, based on collateralized accounts, was $5.6 million.

         Obie Media's net cash used in operating activities was $498,000 during the three months ended February 28, 2001 as compared to net cash used in operating activities of $9,000 for the same period in fiscal 2000.

         Net cash used in investing activities was $291,000 and $2.9 million during the three months ended February 28, 2001 and February 29, 2000, respectively. The difference in these expenditures during the comparable three month periods was principally related to the acquisition of approximately 200 outdoor advertising displays for approximately $2.5 million which occurred in the first quarter of fiscal 2000. We have a $400,000 commitment for the acquisition of digital production equipment (see Recent Developments above) and a $175,000 commitment for the acquisition of outdoor advertising displays during the second quarter of 2001. There are no other material future commitments for capital expenditures, and we anticipate that additional capital expenditures, excluding those related to any future acquisitions, may be up to an additional $900,000 during the remainder of fiscal 2001.

         Net cash provided by financing activities was $386,000 and $2.9 million during the three months ended February 28, 2001 and February 29, 2000, respectively. The difference is primarily the result of increased borrowings used to finance our acquisition of outdoor advertising displays in first quarter of fiscal 2000.

         We plan to pursue continued growth by seeking new transit district agreements, acquiring out-of-home advertising companies or assets, and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and to finance our existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2001. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

Seasonality

         Obie  Media's  revenues  and  operating   results   historically   have
fluctuated by season, generally following the advertising trends in our major transit markets. Typically, our results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year. Our transit advertising operations are more seasonal than our outdoor advertising operations as our outdoor advertising display space, unlike our transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. We believe that the seasonality of our revenues and operating results will increase as our transit advertising operations continue to expand more rapidly than our outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions we have taken to implement our growth strategy, have contributed to fluctuations in our periodic operating results. These fluctuations likely will continue. Accordingly, our results of operations in any period may not be indicative of the results that may be expected for any future period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We have not entered into derivative financial instruments. We may be exposed to future interest rate changes on our debt. The effective interest rate on the term loan and working capital revolvers at February 28, 2001 was 7.28% and 8.5%, respectively. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows.


PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to security holders for vote during the three months ending February 28, 2001.

Item 6. Exhibits and Reports on Form 8-K

No Forms 8-K were filed by the company during the three months ended February 28, 2001.




Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Obie Media Corporation



 Date April 13, 2001            By: /s/ Gary F. Livesay *
                                        Gary F. Livesay
                                        Vice President - Chief Financial Officer

                                    * Signing on behalf of the registrant as
                                      principal financial and accounting officer