Form 10-Q
period 2001-05-31
OBIE MEDIA CORP
filed 2001-07-12
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2001
                                                --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________to_______________

                        Commission File Number 000-21623

                             OBIE MEDIA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     As of July 1, 2001, 5,896,232 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I- FINANCIAL INFORMATION                                                      Page
-----------------------------                                                      ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of May 31, 2001 and November 30, 2000         2

         Consolidated Statements of Operations for the three month and six month
                  periods ended May 31, 2001 and 2000                                 3

         Consolidated Statement of Cash Flows for the six months
                  ended May 31, 2001 and 2000                                         4

         Notes to Financial Statements                                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                               7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  10


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to Vote of Security Holders                           11

Item  6. Exhibits and Reports on Form 8-K                                            11

OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                        May 31,          November 30,
                                                                                          2001               2000
                                                                                   ------------------  ----------------
CURRENT ASSETS:
    Cash                                                                                  $  126,744         $ 634,633
    Accounts receivable, net                                                              15,089,355        11,174,866
    Prepaids and other current assets                                                      7,271,384         4,837,954
    Deferred income taxes                                                                    419,258           419,258
                                                                                   ------------------  ----------------
        Total current assets                                                              22,906,741        17,066,711

Property and equipment, net                                                               17,352,317        16,770,943
Goodwill, net                                                                              6,167,883         6,423,335
Other assets                                                                                 529,338           577,066
                                                                                   ------------------  ----------------
                                                                                         $46,956,279       $40,838,055
                                                                                   ==================  ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                     $ 176,888          $200,888
    Line of credit                                                                        3,229,544                 -
    Accounts payable                                                                      2,118,718         1,979,305
    Accrued expenses                                                                      5,053,051         1,623,581
    Income taxes payable                                                                          -           497,504
    Deferred revenue                                                                      2,414,308         2,221,423
                                                                                    ----------------  ----------------
        Total current liabilities                                                        12,992,509         6,522,701

Deferred income taxes                                                                     1,360,392         1,360,392
Long-term debt, less current portion                                                     14,392,818        13,694,941
                                                                                    ----------------  ----------------
       Total liabilities                                                                 28,745,719        21,578,034
                                                                                    ----------------  ----------------

Minority Interest in subsidiary                                                              35,424            35,424

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        Authorized, 5,896,232 shares issued and outstanding                              16,960,365        16,960,365
    Options issued for common stock                                                         211,763           211,763
    Foreign currency translation                                                            (2,664)           (2,203)
    Note Receivable                                                                        (59,895)          (59,895)
    Retained earnings                                                                     1,065,567         2,114,567
                                                                                    ----------------  ----------------
        Total shareholders' equity                                                       18,175,136        19,224,597
                                                                                    ----------------  ----------------
                                                                                        $46,956,279       $40,838,055
                                                                                    ================  ================

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations



                                                    Three Months Ended May 31,               Six Months Ended May 31,
                                                     2001                2000                2001                2000
                                              -------------------  -----------------  -------------------  -----------------
REVENUES:
  Transit advertising                                $15,947,786        $10,837,176          $26,865,011        $18,668,349
  Outdoor advertising                                  1,887,214          1,725,466            3,654,487          3,207,562
                                              -------------------  -----------------  -------------------  -----------------
  Gross revenue                                       17,835,000         12,562,642           30,519,498         21,875,911
  Less - Agency commissions                          (1,911,562)        (1,233,911)          (2,872,528)        (2,001,357)
                                              -------------------  -----------------  -------------------  -----------------
      Net revenues                                    15,923,438         11,328,731           27,646,970         19,874,554

OPERATING EXPENSES:
  Direct advertising expenses                         13,256,634          8,287,091           23,201,876         14,741,300
  General and administrative                           2,156,744          1,623,706            4,212,020          3,199,472
  Start-up costs                                          27,978             29,968              325,114             61,100
  Depreciation and amortization                          505,932            434,220              997,895            855,240
                                              -------------------  -----------------  -------------------  -----------------
      Operating income (loss)                           (23,850)            953,746          (1,089,935)          1,017,442

OTHER (INCOME) EXPENSE:
  Interest expense                                       375,921            292,211              658,991            507,603
                                              -------------------  -----------------  -------------------  -----------------
     Income(loss)before income taxes                   (399,771)            661,535          (1,748,926)            509,839

PROVISION FOR (BENEFIT                                 (151,261)            258,017            (699,926)            198,856
    FROM) INCOME TAXES
                                              -------------------  -----------------  -------------------  -----------------
NET INCOME (LOSS)                                     ($248,510)           $403,518         ($1,049,000)           $310,983
                                              ===================  =================  ===================  =================

Earnings (loss) per share:
    Basic                                                ($0.04)              $0.07              ($0.18)              $0.05
    Diluted                                              ($0.04)              $0.07              ($0.18)              $0.05




See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                                                        Six Months Ended May 31,
                                                                                         2001               2000
                                                                                    ----------------  ----------------
Cash Flows From Operating Activities:
    Net income (loss)                                                                   ($1,049,000)         $310,983
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                                                     997,895           855,240
          Changes in operating assets and liabilities                                    (3,089,655)       (1,828,476)
                                                                                    ----------------  ----------------
             Net cash used in operating activities                                       (3,140,760)        (662,253)
                                                                                    ----------------  ----------------

Cash Flows From Investing Activities:
    Capital expenditures                                                                 (1,270,089)       (3,346,225)
    Other                                                                                        -            (14,471)
                                                                                    ----------------  ----------------
            Net cash used in investing activities                                        (1,270,089)       (3,360,696)
                                                                                    ----------------  ----------------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                                                       3,229,544         1,064,649
    Borrowings of long-term debt                                                            700,000         4,000,000
    Payments on long-term debt                                                              (26,123)       (1,124,038)
    Other                                                                                       -              99,771
                                                                                    ----------------  ----------------
            Net cash provided by financing activities                                     3,903,421         4,040,382
                                                                                    ----------------  ----------------

Effect of exchange rate changes on cash                                                        (461)           (2,498)

                                                                                    ----------------  ----------------
Net increase (decrease) in cash                                                            (507,889)           14,935
Cash, beginning of period                                                                   634,633            34,224
                                                                                    ----------------  ----------------
Cash, end of period                                                                        $126,744           $49,159
                                                                                    ================  ================

Supplemental Disclosure:
    Issuance of stock to employee benefit plan                                                   -            $91,160
    Interest capitalized                                                                         -              3,808

Cash Paid for Interest                                                                      305,595           195,983

Cash Paid for Taxes                                                                       1,259,796            33,993



See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company," "We," "Us," or "Our") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2001 and November 30, 2000, and the results of operations and cash flows of the Company for the three and six months ended May 31, 2001 and 2000, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements files as part of the Company's November 30, 2000 Form 10-K. This quarterly report should be read in conjunction with such annual report.


2.       Debt Agreements

         In February 2001 the Company and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver. Interest rates on each, at the Company's option, are based upon a range of basis points above either London Inter-Bank Offering rate (LIBOR) or U.S. Bank's prime rate, the range based upon certain financial ratio requirements. The company used the term revolver to refinance all existing debt, including the then outstanding line of credit. The term revolver does not require any principal payments until fiscal 2002. The effective rates on the term loan and working capital revolvers at May 31, 2001 were 6.96% and 7.00%, respectively. Amounts outstanding under the working capital revolver amounted to $3,229,544 at May 31, 2001.

3.       Earnings Per Share

         Earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation.


                                   Three Months Ended       Six Months Ended
                                         May  31,                May31,     .
                                  ---------------------   ---------------------
                                     2001        2000        2001        2000
                                  ---------   ---------   ---------   ---------
Basic shares (weighted average)   5,896,232   5,884,253   5,896,232   5,879,092
Dilutive effect of stock options                 40,964                  54,737
                                  ---------   ---------   ---------   ---------
Diluted shares                    5,896,232   5,925,217   5,896,232   5,933,829
                                  =========   =========   =========   =========


At May 31, 2001 the Company had options outstanding covering 709,146 shares of the Company's common stock that were not considered in the dilutive EPS calculation since they would have been antidilutive.

4.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income for the three and six month periods ended May 31, 2001 and 2000.

5.       New  Accounting Pronouncements

         In June 2000 the FASB issued Statement of Financial Accounting Standards N0. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards N0. 137 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 and 138 for its fiscal year beginning December 1, 2000. The Company does not currently have any derivative instruments nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial statements or results of operations.


6.       Reclassifications

         Certain amounts previously reported in the Company's financial statements as of November 30, 2000 have been reclassified to conform to the current fiscal year presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: the inability to finance expected operations or strategic developments; a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in those areas; slower than expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in the seasonality of our business; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions or to successfully assimilate expanded operations; inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports.

Recent Developments

         In February 2001 the Company and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver. Interest rates on each, at the Company's option, are based upon a range of basis points above either the London Inter-Bank Offering rate (LIBOR) or U.S. Bank's prime rate, the range based upon certain financial ratio requirements. The company used the term revolver to refinance all existing debt, including the then outstanding line of credit. The term revolver does not require any principal payments until fiscal 2002.

         During the second quarter of 2001, the Company acquired, at a cost of approximately $400,000, additional digital production printing equipment. This purchase supplements existing equipment used to produce transit and outdoor advertising display content. This additional capacity will allow us to produce, for our customers, a significant amount of product previously subcontracted to outside vendors. The purchase was financed using the working capital line of credit.


Comparison of the Three Months Ended May 31, 2001 and 2000

         Gross revenues increased $5.3 million, or 42.0%, to $17.8 million for the three months ended May 31, 2001 from $12.6 million for the comparable period in fiscal 2000. Transit revenues increased $5.1 million, or 47.2%, to $15.9 million for the three months ended May 31, 2001 from $10.8 million for the second quarter of fiscal 2000. This increase was principally due to revenues related to our new transit markets in Chicago, San Antonio and Tampa. Outdoor advertising revenues increased $162,000, or 9.4%, to $1.9 million for the second quarter of fiscal 2001 from $1.7 million for the comparable period in fiscal 2000, primarily as a result of an overall increase in advertising rates. Agency commissions increased $678,000, or 54.9%, to $1.9 million for the three months ended May 31, 2001 from $1.2 million for the second quarter of fiscal 2000, primarily due to the additional sales volume from our new markets described above. As a result of the foregoing, net revenues increased $4.6 million, or 40.6%, to $15.9 million for the three months ended May 31, 2001 from $11.3 million for the comparable period in fiscal 2000.

Direct advertising expenses increased $5.0 million, or 60.0%, to $13.3 million for the three months ended May 31, 2001 from $8.3 million for the comparable period in fiscal 2000. Direct advertising expenses increased, as a percentage of gross revenues, to 74.3% for the second quarter of fiscal 2001 from 66.0% for the same period in fiscal 2000. These increases are primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business. Also, in certain of our markets, guaranteed minimum payments to the transit districts are higher than accruals would be under revenue sharing parameters, raising the effective transit occupancy rates in those markets.

         General and administrative expenses increased $533,000, or 32.8%, to $2.2 million for the three months ended May 31, 2001 from $1.6 million for the comparable period in fiscal 2000. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new districts. General and administrative expenses, as a percentage of gross revenues, decreased to 12.1% for the three months ended May 31, 2000 from 12.9% for the same period in fiscal 2000. We expect general and administrative expenses to decease as a percentage of gross revenues during the remaining quarters of fiscal 2001, as compared to the first half of fiscal 2001, as a result of anticipated seasonal revenue increases.

         Start-up costs remained the same at $30,000 for the three months ended May 31, 2001 and 2000, respectively. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $72,000, or 16.5%, to $506,000 for the three months ended May 31, 2001 from $434,000 for the comparable period in fiscal 2000, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         As a result of the foregoing factors, the Company experienced an operating loss of $24,000 for the three months ended May 31, 2001 compared to operating income of $954,000 for the second quarter of fiscal 2000.

         Interest expense increased $84,000, or 28.6%, to $376,000 for the second quarter of fiscal 2001 from $292,000 for the comparable period in fiscal 2000.

         The loss before income taxes for the three months ended May 31, 2001 resulted in an income tax benefit of $151,000 compared to a provision of $258,000 for the three months ended May 31, 2000. The Company's effective tax rates were 37.8% and 39.0% during the three months ended May 31, 2001 and 2000, respectively. The difference between the statutory United States federal income tax rate and the effective tax rates was primarily the result of foreign, state and local taxes.

         As a result of the foregoing factors, the Company realized a net loss of $249,000 for the three months ended May 31, 2001, as compared to net income of $404,000 for the three months ended May 31, 2000.

Comparison of the Six Months Ended May 31, 2001 and 2000

         Gross revenues increased $8.6 million, or 39.5%, to $30.5 million for the six months ended May 31, 2001 from $21.9 million for the comparable period in fiscal 2000. Transit revenues increased $8.2 million, or 43.9%, to $26.9 million for the six months ended May 31, 2001 from $18.7 million for the first half of fiscal 2000. This increase was principally due to revenues associated with new transit operations in Chicago, San Antonio and Tampa. Outdoor advertising revenues increased $447,000, or 13.9%, to $3.7 million for the first half of fiscal 2001 from $3.2 million for the comparable period in fiscal 2000, primarily as a result of revenues associated with our acquisition of outdoor advertising in the first half of fiscal 2000. Agency commissions increased $871,000, or 43.5%, to $2.9 million for the six months ended May 31, 2001 from $2.0 million for first half of fiscal 2000, primarily due to increased sales volume related to our new markets. As a result of the foregoing, net revenues increased $7.8 million, or 39.1%, to $27.7 million for the six months ended May 31, 2001 from $19.9 million for the comparable period in fiscal 2000.

         Direct advertising expenses increased $8.5 million, or 57.4%, to $23.2 million for the six months ended May 31, 2001 from $14.7 million for the comparable period in fiscal 2000. Direct advertising expenses increased, as a percentage of gross revenues, to 76.0% for the first six months of fiscal 2001 from 67.4% for the same period in fiscal 2000. These increases are primarily due to the faster growth of the transit advertising business, where costs, especially occupancy costs, are higher than in the outdoor advertising business. Also, in certain of our markets, guaranteed minimum payments to the transit districts are higher than accruals would be under revenue sharing parameters, raising the effective transit occupancy rates in those markets.

         General and administrative expenses increased $1.0 million or 31.6%, to $4.2 million for the six months ended May 31, 2001 from $3.2 million for the comparable period in fiscal 2000. The increase resulted primarily from personnel and related costs associated with managing the growth of our transit business, plus additional accounting and credit management resources. General and administrative expenses, as a percentage of gross revenues, decreased to 13.8% for the six months ended May 31, 2001 from 14.6% for the same period in fiscal 2000. We expect general and administrative expenses to decease as a percentage of gross revenues during the remaining quarters of fiscal 2001, as compared to the first half of fiscal 2001, as a result of anticipated seasonal revenue increases.

         Start-up costs increased to $325,000 for the six months ended May 31, 2001 from $61,000 for the comparable period in fiscal 1999. The increase is due primarily to the costs of starting up our transit market operations in our new Chicago, San Antonio and Tampa markets. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $143,000, or 16.7%, to $998,000 for the six months ended May 31, 2001 from $855,000 for the comparable period in fiscal 2000, primarily due to capital expenditures for outdoor advertising displays as well as our investment in equipment in new markets and our upgrading of computer capabilities in our existing markets.

         As a result of the foregoing factors, the Company experienced an operating loss of $1.1 million for the six months ended May 31, 2001 compared to operating income of $1.0 million for the first half of fiscal 2000.

         Interest expense increased $151,000, or 29.8%, to $659,000 for the first six months of fiscal 2001 from $508,000 for the comparable period in fiscal 2000.

         The loss before income taxes for the six months ended May 31, 2001 resulted in an income tax benefit of $700,000 compared to a provision for income taxes of $200,000 for the same period in fiscal 2000. The Company's effective tax rate was 40.0% and 39.0% for the six months ended May 31, 2001 and 2000, respectively. The difference between the statutory United States federal income tax rate and the effective tax rate was primarily the result of foreign, state and local taxes.

         As a result of the foregoing, the Company experienced a net loss of $1.0 million for the six months ended May 31, 2001, as compared to net income of $311,000 for the same period in fiscal 2000.

Liquidity and Capital Resources

         We have historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at May 31, 2001 and November 30, 2000 was $9.9 million and $10.5 million, respectively. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, have been financed primarily with borrowed funds. At May 31, 2001, Obie Media had outstanding borrowings of $17.8 million, of which $13.9 million was pursuant to long-term credit agreements, $661,000 was pursuant to the agreement to acquire P & C Media in September 1998, and $3.2 million was pursuant to our operating line of credit. Our indebtedness is collateralized by substantially all of our assets. See Note 2 to our condensed consolidated financial statements. At May 31, 2001, available borrowing capacity under the line of credit, based on collateralized accounts, was $2.8 million.

         Obie Media's net cash used in operating activities was $3.1 million and $662,000 during the six months ended May 31, 2001 and 2000, respectively. The change between periods was primarily due to increases in accounts receivable accompanying our new market expansions as noted above.

         Net cash used in investing activities was $1.3 million and $3.4 million during the six months ended May 31, 2001 and 2000, respectively. The increase in these expenditures during the first six months of fiscal 2000 was principally related to the costs associated with the acquisition and construction of outdoor advertising displays as well as expenditures related to opening new offices. We have no material future commitments for capital expenditures but anticipate that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $500,000 during the remainder of fiscal 2001.

         Net cash provided by financing activities was $3.9 million and $4.0 million during the six months ended May 31, 2001 and 2000, respectively.

         We expect to pursue a policy of continued growth through obtaining new transit district agreements, acquiring out-of-home advertising assets or companies, and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under our bank credit facilities will be sufficient to satisfy all debt service obligations and to finance our existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2001. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

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

PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         The Company held its annual meeting of shareholders on April 27, 2001. At the meeting Brian Obie and Richard C. Williams were elected to the Board of Directors for three-year terms. Voting on the election of directors was as follows:

                                     Votes         Votes
                                      For         Withheld      Abstained
                                   ---------      ---------     ---------
         Brian Obie                4,985,144       113,813          0
         Richard C. Williams       4,985,144       113,813          0

         In addition, the following directors continued in office following the shareholder meeting: Randall C. Pape, Delores M. Mord, Wayne P. Schur and Steven
A. Wendell.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) No reports on Form 8-K were filed by the Company during the six months ended May 31, 2001.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Obie Media Corporation



 Date July 10, 2001 By: /s/ Gary F. Livesay *
                            Gary F. Livesay
                            Vice President - Chief Financial Officer

                    * Signing on behalf of the registrant as principal financial and accounting officer