Form 10-Q
period 2001-08-31
OBIE MEDIA CORP
filed 2001-10-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2001
                                                ---------------

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

     As of October 1, 2001, 5,896,232 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART 1 - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of August 31, 2001 and
                  November 30, 2000                                          2

         Consolidated Statements of Operations for the three month and
                  nine month periods ended August 31, 2001 and 2000          3

         Consolidated Statement of Cash Flows for the nine months
                  ended August 31, 2001 and 2000                             4

         Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         10


PART II - OTHER INFORMATION

Item 4.  Submissions of Matters to Vote of Security Holders                 11

Item 6.  Exhibits and Reports on Form 8-K                                   11

                           Consolidated Balance Sheets

                                     ASSETS

                                                            August 31,        November 30,
                                                               2001               2000
                                                           ---------------  ---------------
CURRENT ASSETS:
    Cash                                                      $   483,868      $   634,633
    Accounts receivable, net                                   13,919,968       11,174,866
    Prepaids and other current assets                           4,082,961        4,837,954
    Refundable income taxes                                       170,236                -
    Deferred income taxes                                       3,482,103          419,258
                                                           ---------------  ---------------
        Total current assets                                   22,139,136       17,066,711

Property and equipment, net                                    17,186,055       16,770,943
Goodwill, net                                                   5,810,752        6,423,335
Other assets                                                      766,320          577,066
                                                           ---------------  ---------------
                                                              $45,902,263      $40,838,055
                                                           ===============  ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                          $ 293,900        $ 200,888
    Line of credit                                             3,079,181                -
    Accounts payable                                           1,693,160        1,979,305
    Accrued expenses                                           1,180,699          552,057
    Accrued transit fees                                       9,642,027        1,071,524
    Income taxes payable                                               -          497,504
    Deferred revenue                                           2,194,324        2,221,423
                                                           --------------   --------------
        Total current liabilities                             18,083,291        6,522,701

Deferred income taxes                                          1,476,184        1,360,392
Long-term debt, less current portion                          14,034,918       13,694,941
                                                           --------------   --------------
       Total liabilities                                      33,594,393       21,578,034
                                                           --------------   --------------

Minority interest in subsidiary                                   32,899           35,424

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        authorized, 5,896,232 issued and outstanding          16,960,365       16,960,365
    Note receivable from shareholder                                   -         (59,895)
    Options issued for common stock                              211,763          211,763
    Foreign currency translation                                     387          (2,203)
    Retained earnings (deficit)                              (4,897,544)        2,114,567
                                                           --------------   --------------
        Total shareholders' equity                            12,274,971       19,224,597
                                                           --------------   --------------
                                                             $45,902,263      $40,838,055
                                                           ==============   ==============

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations



                                         Three Months Ended August 31,    Nine Months Ended August 31,
                                         ------------------------------  ------------------------------
                                              2001            2000            2001            2000
                                         --------------  --------------  --------------  --------------
REVENUES:
  Transit advertising                      $18,599,280     $12,568,186     $45,464,291     $31,236,535
  Outdoor advertising                        1,780,273       1,746,323       5,434,760       4,953,885
                                         --------------  --------------  --------------  --------------
  Gross revenue                             20,379,553      14,314,509      50,899,051      36,190,420
  Less - Agency commissions                 (1,642,704)     (1,288,677)     (4,515,232)     (3,290,034)
                                         --------------  --------------  --------------  --------------
      Net revenues                          18,736,849      13,025,832      46,383,819      32,900,386

OPERATING EXPENSES:
  Direct advertising expenses               16,098,818       9,402,547      39,300,693      24,143,847
  General and administrative                 3,382,639       1,789,404       7,594,659       4,988,876
  Start-up costs                                 8,251          17,497         333,366          78,597
  Depreciation and amortization                500,025         491,546       1,497,920       1,346,786
  Provision for transit contract losses      6,007,233                       6,007,233
                                         --------------  --------------  --------------  --------------
      Operating income (loss)               (7,260,117)      1,324,838      (8,350,052)       2,342,280

OTHER (INCOME) EXPENSE:
  Interest expense                             300,125         285,238         959,116         792,841
                                         --------------  --------------  --------------  --------------
     Income (loss) before income taxes      (7,560,242)      1,039,600      (9,309,168)       1,549,439

PROVISION FOR (BENEFIT
FROM) INCOME TAXES                          (1,598,892)        405,426      (2,298,818)         604,282
                                         --------------  --------------  --------------  --------------

NET INCOME (LOSS)                          ($5,961,350)       $634,174     ($7,010,350)        $945,157
                                         ==============  ==============  ==============  ==============

Earnings per share:
    Basic                                       ($1.01)           $0.11         ($1.19)           $0.16
    Diluted                                     ($1.01)           $0.11         ($1.19)           $0.16




See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                               Nine Months Ended August 31,
                                                                2001               2000
                                                             --------------   --------------
Cash Flows From Operating Activities:
    Net income (loss)                                          $(7,010,350)     $   945,157
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                          1,497,920        1,346,786
          Changes in operating assets and liabilities            3,030,238       (2,953,585)
                                                             --------------   --------------
             Net cash used in operating activities              (2,482,192)        (661,642)
                                                             --------------   --------------

Cash Flows From Investing Activities:
    Capital expenditures                                       (1,474,354)       (3,667,223)
    Other                                                                           (37,504)
                                                             --------------   --------------
            Net cash used in investing activities              (1,474,354)       (3,704,727)
                                                             --------------   --------------

Cash Flows From Financing Activities:
    Net borrowings on line of credit                             3,079,181        1,934,009
    Borrowings of long-term debt                                   700,000        4,000,000
    Payments on long-term debt                                     (32,000)      (1,394,149)
    Other                                                           57,771           99,771
                                                             --------------   --------------
            Net cash provided by financing activities            3,804,952        4,639,631
                                                             --------------   --------------

Effect of exchange rate changes on cash                                829           (2,220)

                                                             --------------   --------------
Net increase (decrease) in cash                                   (150,765)         271,042
Cash, beginning of period                                          634,633           34,224
                                                             --------------   --------------
Cash, end of period                                            $   483,868      $   305,266
                                                             ==============   ==============

Supplemental Disclosure:
    Issuance of stock to employee benefit plan                                      $91,160
    Interest capitalized                                                             13,101

Cash Paid for Interest                                            $967,398          727,323

Cash Paid for Taxes                                             $1,329,956
                                                                                    $36,039

See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company,") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2001 and November 30, 2000, and the results of operations and cash flows of the Company for the three and nine months ended August 31, 2001 and 2000, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.       Provision for Transit Contract Losses

     The Company is in the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authorities, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder the Company's ability to manage its operating expenses in a weak economic environment. These high minimum payment requirements have resulted in higher than acceptable direct advertising expense levels, and are primarily responsible for the operating losses reported during the first nine months of the current fiscal year.

     The Company is currently negotiating modifications to those contracts and believes it will be substantially successful in doing so. A $6.0 million provision for transit contract losses, including a $5.2 million accrual for transit fees, has been recorded as of August 31, 2001.


3.       Debt Agreements

         In February 2001 the Company and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver. Interest rates on each, at the Company's option, are based upon a range of basis points above either London Inter-Bank Offered rate (LIBOR) or U.S. Bank's prime rate, the range based upon certain financial ratio requirements. The Company is out of compliance with the ratio covenants as of August 31, 2001, but has received a waiver from the bank. The Company used the term revolver to refinance all existing debt, including the then outstanding line of credit. The term revolver does not require any principal payments until fiscal 2002. The effective rate on the term loan and working capital revolvers at August 31, 2001 was 8.5%. Amounts outstanding under the working capital revolver amounted to $3,079,181 at August 31, 2001.


4.       Earnings Per Share

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

                                  Three Months Ended       Nine Months Ended
                                      August  31,             August 31,
                                 ---------------------   --------------------
                                    2001        2000        2001        2000
                                 ---------   ---------   ---------   ---------
Basic shares (weighted average)  5,896,232   5,884,253   5,896,232   5,880,825
Dilutive effect of stock options                36,296                  49,596
                                 ---------   ---------   ---------   ---------
Diluted shares                   5,896,232   5,920,549   5,896,232   5,930,421
                                 ---------   ---------   ---------   ---------

At August 31, 2001 the Company had options outstanding covering 709,146 shares of the company's common stock that were not considered in the dilutive EPS since they would have been antidilutive.


5.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income (loss) or the three and nine month periods ended August 31, 2001 and 2000.


6.       New  Accounting Pronouncements

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

     On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but may be material.


7.       Reclassifications

         Certain amounts previously reported in the Company's financial statements as of November 30, 2000 have been reclassified to conform to the current fiscal year presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: the inability to finance expected operations or strategic developments; a decline in the demand for advertising in the areas where the Company conducts its business; a deterioration of business conditions generally in those areas; slower than expected acceptance of the Company's innovative display products; competitive factors, including increased competition and price pressures; changes in the seasonality of our business; changes in regulatory or other external factors; failure to successfully conclude negotiations on pending transactions, or with existing transit agency partners or to successfully assimilate expanded operations; inability to generate advertising revenues to meet contractual guarantees, and cancellation or interruption of contracts with governmental agencies, as well as those factors listed from time to time in the Company's SEC reports.

Recent Developments

         The Company is in the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authorities, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hamper the Company's ability to manage its operating expenses in a weak economic environment. These high minimum payment requirements have resulted in higher than acceptable direct advertising expense levels, and are primarily responsible for the operating losses reported during the first nine months of the current fiscal year.

         The Company is currently negotiating modifications to those contracts and believes it will be substantially successful in doing so. A $6.0 million provision for transit contract losses, including a $5.2 million accrual for transit fees, has been recorded as of August 31, 2001.

         In February 2001 the Company and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver. Interest rates on each, at the Company's option, are based upon a range of basis points above either the London Inter-Bank Offered rate (LIBOR) or U.S. Bank's prime rate, the range based upon certain financial ratio requirements. The Company is out of compliance with the ratio covenants, but has received a waiver from the bank. The company used the term revolver to refinance all existing debt, including the then outstanding line of credit. The term revolver does not require any principal payments until fiscal 2002.

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

Comparison of the Three Months Ended August 31, 2001 and 2000

         Gross revenues increased $6.0 million, or 42.4%, to $20.4 million for the three months ended August 31, 2001 from $14.3 million for the comparable period in fiscal 2000. Transit revenues increased $6.0 million, or 48.0%, to $18.6 million for the three months ended August 31, 2001 from $12.6 million for the third quarter of fiscal 2000. This increase was due primarily to revenues related to our new transit markets in Chicago, San Antonio, Tampa and Indianapolis. Outdoor advertising revenues were $1.7 million for the third quarter of fiscal 2001, comparable to the revenues in the same period in fiscal 2000. Agency commissions increased $354,000, or 27.5%, to $1.6 million for the three months ended August 31, 2001 from $1.3 million for the third quarter of fiscal 2000, primarily due to revenues associated with new transit operations noted above. As a result of the foregoing reasons, net revenues increased $5.7 million, or 43.8%, to $18.7 million for the three months ended August 31, 2001 from $13.0 million for the comparable period in fiscal 2000.

         Direct advertising expenses increased $6.7 million, or 71.2%, to $16.1 million for the three months ended August 31, 2001 from $9.4 million for the comparable period in fiscal 2000. Direct advertising expenses increased, as a percentage of gross revenues, to 79.0% for the third quarter of fiscal 2001 from 65.7% for the same period in fiscal 2000. This increase was due primarily to increased minimum transit fees associated with the new markets and the impact of significant guaranteed transit payments as described in Recent Developments above.

         General and administrative expenses increased $1.6 million, or 89.1%, to $3.4 million for the three months ended August 31, 2001 from $1.8 million for the comparable period in fiscal 2000. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new markets, plus an increase in reserves for doubtful accounts receivable. General and administrative expenses, as a percentage of gross revenues, increased to 16.6% for the three months ended August 31, 2001 from 12.5% for the same period in fiscal 2000. We expect general and administrative expenses to decrease as a percentage of gross revenues during the fourth quarter of fiscal 2001, as compared to the first nine months of fiscal 2001, as a result of anticipated seasonal revenue increases and no projected additions to reserves for doubtful accounts receivable.

         Start-up costs remained relatively the same for the three months ended August 31, 2001 as compared to the comparable period in fiscal 2000. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $8,000, or 1.8%, to $500,000 for the three months ended August 31, 2001 from $492,000 for the comparable period in fiscal 2000.

         Due to the above factors, including the provision for transit contract losses as described above, the Company experienced an operating loss of $7.3 million for the three months ended August 31, 2001 as compared to an operating income of $1.3 million for the third quarter of fiscal 2000.

         Interest expense increased $15,000, or 5.3% for the three months ending August 31, 2001 compared to $285,000 for the same period of 2001. As a percentage of gross revenues interest expense decreased from 2.0% for the three months ending August 31, 2000 to 1.5% in the same period of 2001.

         The loss before income taxes resulted in a tax benefit of $1.6 million for the three months ending August 31 2001 as compared to a provision of $405,000 during the same period of fiscal 2000. The Company's beneficial tax rate was 21.1% for the three months ending August 31, 2001. The difference between the statutory United States federal income tax rate and the beneficial tax rate for the third fiscal quarter of 2001 is due primarily to a deferred tax valuation reserve for net operating loss carryforwards. The effective tax rate for the three months ending August 31, 2000 was 38.9%, higher than the statutory rate due to provisions for foreign and state income taxes.

         As a result of the foregoing factors the Company realized a net loss of $6.0 million during the three months ending August 31, 2001 compared to net income of $634,000 for the same period in fiscal 2000, the difference due primarily to the provision for transit contract losses and higher transit fee expenses in the three months ending August 31, 2001.

Comparison of the Nine Months Ended August 31, 2001 and 2000

         Gross revenues increased $14.7 million, or 40.6%, to $50.9 million for the nine months ended August 31, 2001 from $36.2 million for the comparable period in fiscal 2000. Transit revenues increased $14.2 million, or 45.5%, to $45.4 million for the nine months ended August 31, 2001 from $31.2 million for the same period in fiscal 2000. This increase was due primarily to revenues related to our new transit markets in Chicago, San Antonio, Tampa and Indianapolis. Outdoor advertising revenues increased $481,000, or 9.7%, to $5.4 million for the nine months of fiscal 2001 from $5.0 million for the comparable period in fiscal 2000, primarily as a result of revenues associated with price increases and improvements to existing billboards. Agency commissions increased $1.2 million or 37.2%, to $4.5 million for the nine months ended August 31, 2001 from $3.3 million for first nine months of fiscal 2000, primarily due to agency commissions on revenues associated with new transit operations in Chicago, San Antonio, Tampa and Indianapolis. As a result of the foregoing reasons, net revenues increased $13.5 million, or 41.0%, to $46.4 million for the nine months ended August 31, 2001 from $32.9 million for the comparable period in fiscal 2000.

         Direct advertising expenses increased $15.2 million, or 62.8%, to $39.3 million for the nine months ended August 31, 2001 from $24.1 million for the comparable period in fiscal 2000. Direct advertising expenses increased, as a percentage of gross revenues, to 77.2% for the first nine months of fiscal 2001 from 66.7% for the same period in fiscal 2000. This increase was due primarily to increased minimum transit fees associated with the new markets described above, and the impact of large minimum transit fee payments as described in Recent Developments above.

         General and administrative expenses increased $2.6 million, or 52.2%, to $7.6 million for the nine months ended August 31, 2001 from $5.0 million for the comparable period in fiscal 2000. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of our transit business, including the addition of new districts, plus additions to reserves for doubtful accounts receivable in the third fiscal quarter of 2001. General and administrative expenses, as a percentage of gross revenues, increased to 14.9% for the nine months ended August 31, 2001 from 13.8% for the same period in fiscal 2000. We expect general and administrative expenses to decrease as a percentage of gross revenues during the fourth quarter of fiscal 2001, as compared to the first nine months of the year, as a result of anticipated seasonal revenue increases and no projected additions to reserves for doubtful accounts receivable.

         Start-up costs increased $254,000 to $333,000 for the nine months ended August 31, 2001 from $79,000 for the comparable period in fiscal 2000. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. The increase in cost during the nine months ending August 31, 2001 compared to the same period during fiscal 2000 is a result of costs incurred to enter the new markets described above.

         Depreciation and amortization expenses increased $151,000, or 11.2%, to $1.5 million for the nine months ended August 31, 2001 from $1.3 million for the comparable period in fiscal 2000, primarily due to capital expenditures for outdoor advertising displays as well as investment in computing and other equipment for the new markets described above.


         Due to the above factors, including the provision for transit contract losses described above, the Company experienced an operating loss of $8.3 million for the nine months ended August 31, 2001 as compared to an operating income of $2.3 million for the third quarter of fiscal 2000.

         Interest expense increased $166,000, or 20.9%, to 959,000 for the first nine months of fiscal 2001 from $793,000 for the comparable period in fiscal 2000.

         The loss before income taxes resulted in a tax benefit of $2.3 million for the nine months ending August 31 2001 as compared to a provision of $604,000 during the same period of fiscal 2000. The Company's beneficial tax rate was 24.7% for the nine months ending August 31, 2001. The difference between the statutory United States federal income tax rate and the beneficial tax rate for the nine month period of 2001 is due primarily to a deferred tax valuation reserve for net operating loss carryforwards. The effective tax rate for the nine months ending August 31, 2000 was 38.9%, higher than the statutory rate due to provisions for foreign and state income taxes.

         As a result of the foregoing factors the Company realized a net loss of $7.0 million during the three months ending August 31, 2001 compared to net income of $945,000 for the same period in fiscal 2000, the difference due primarily to the provision for transit contract losses and higher transit fee expenses in the nine month period ending August 31, 2001.


Liquidity and Capital Resources

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at August 31, 2001 and November 30, 2000 was $2.6 million and $10.5 million, respectively. The decrease in working capital is primarily due to the recording of the of $5.2 million accrual for transit contract losses and an increase in the utilization of the working capital credit line. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At August 31, 2001, Obie Media had outstanding borrowings of $17.4 million, of which $14.0 million was pursuant to long-term credit agreements, $400,000 pursuant to the agreement to acquire P & C Media in September 1998, and $3.0 million pursuant to our operating line of credit. The Company's indebtedness is collateralized by substantially all of its assets. See Note 3 to the condensed consolidated financial statements. At August 31, 2000, available borrowing capacity under the line of credit, based on collateralized accounts, was $2.9 million.

         Obie Media's net cash used in operating activities was $2.5 million during the nine months ended August 31, 2001 as compared to net cash used in operating activities of $661,000 for the same period in fiscal 2000. The change between periods was primarily due to increases in accounts receivable.

         Net cash used in investing activities was $1.4 million and $3.7 million during the nine months ended August 31, 2001 and 2000, respectively. The decrease in these expenditures during the first nine months of fiscal 2001 was principally related to the fact that two major billboard acquisitions were made in fiscal 2000 compared to significantly smaller acquisitions in 2001. The Company has no material future commitments for capital expenditures but anticipate that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $250,000 during the remainder of fiscal 2001.

         Net cash provided by financing activities was $3.8 million and $4.6 million during the nine months ended August 31, 2001 and 2000, respectively. The increase was primarily the result of borrowings used to finance increases in accounts receivable associated with sales in the transit markets added during the year.

         The Company expects to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. The Company intends to finance future expansion activities using a combination of internal and external sources. The Company believes that internally generated funds and funds available for borrowing under bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations and paydowns of the transit contract loss accrual, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2001. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.


Seasonality

         Obie Media's revenues and operating results historically have fluctuated by season, generally following the advertising trends in our major transit markets. Typically, results of operations are strongest in the fourth quarter and weakest in the first quarter of the fiscal year which ends on November 30. Transit advertising operations are more seasonal than outdoor advertising operations as the Company's outdoor advertising display space, unlike its transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. The Company believes that the seasonality of revenues and operating results will increase as transit advertising operations continue to expand more rapidly than outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions that have been taken to implement the Company's growth strategy, have contributed to fluctuations in periodic operating results. These fluctuations likely will continue. Accordingly, results of operations in any period may not be indicative of the results to be expected for any future period.


Market Risk

         The Company has not entered into derivative financial instruments.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         The Company held its annual meeting of shareholders on April 27, 2001. At the meeting Brian Obie and Richard C. Williams were elected to the Board of Directors for three-year terms. Voting on the election of directors was as follows:

                                      Votes           Votes
                                       For          Withheld      Abstained
                                    ---------       --------      ---------
         Brian Obie                 4,985,144        113,813          0
         Richard C. Williams        4,985,144        113,813          0

         In addition, the following directors continued in office following the shareholder meeting: Brian B. Obie, Delores M. Mord, Wayne P. Schur and Richard
C. Williams. Effective September 4, 2001 Wayne P. Schur has resigned as a director and officer of the Company.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     None

(b) A report on Form 8-K was filed by the Company on September 5, 2001 to report replacing Andersen with PricewaterhouseCoopers LLP as the Company's auditors.




Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Obie Media Corporation



 Date October 12, 2001           By: /s/ Gary F. Livesay *
                                     Gary F. Livesay
                                     Vice President
                                     Chief Financial Officer


                    * Signing on behalf of the registrant as principal financial and accounting officer