Form 10-K
period 2001-11-30
OBIE MEDIA CORP
filed 2002-02-27
CIK 1025169

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K



           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: November 30, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file Number: 000-21623

                             OBIE MEDIA CORPORATION

                   4211 West 11th Avenue, Eugene, Oregon 97402

                    (Address of principal executive offices)

                    Issuer's telephone number:  541-686-8400

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value

                                (Title of class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         X Yes        No

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State issuer's revenues for its most recent fiscal year:  $66,263,376

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $16,248,587 aggregate market value as of December 31, 2001, based on the price at which the stock was sold.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,908,577 shares of Common Stock, without par value, on February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information from the issuers definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2002.

FORM 10-K

This Annual Report includes certain forward-looking statements that involve a number of risks and uncertainties. Obie's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: failure to conclude favorable negotiations on pending transactions with existing transit agency partners or to successfully assimilate expanded operations; potential impairments of liquidity or capital resources; inability to generate sufficient advertising revenues to meet contractual guarantees; inability to renew existing lending arrangements as they expire; potential for cancellation or interruption of contracts with governmental agencies; a further decline in the demand for advertising in the areas where we conduct our business, or a deterioration of business conditions generally in those areas; slower than expected acceptance of our innovative display products; competitive factors, including increased competition and price pressures; changes in the seasonality of our business; and changes in regulatory or other external factors; as well as those factors listed from time to time in Obie's SEC reports, including, but not limited to, the factors discussed in this Annual Report. You should recognize that these forward-looking statements, which speak only as of the date of this Annual Report, reflect management's expectations based on information available as of that date; you should not construe our forward-looking statements as assurances of future performance. We do not intend to update our forward-looking statements except as required by law. Unless otherwise indicated, the information contained in this Annual Report has been restated to give retroactive effect to 11-for-10 stock splits declared in October 1997, November 1998 and November 1999. Unless the context otherwise requires, references in this Annual Report to "Obie Media," the Company", "we," "us" or "our" are to Obie Media Corporation, its subsidiaries, and the management personnel of those entities. Some information in this Annual Report has been derived from government and industry sources. Although management believes this information is reliable, it has not been independently verified.

PART I


ITEM 1.  DESCRIPTION OF BUSINESS


Company Overview

Obie Media Corporation is an out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays such as billboards and wallscapes. As of November 30, 2001, we had 41 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Subsequent to the date of this report, in December 2001, transit authorities canceled our contracts in Chicago and in St. Catharines and Pickering, Ontario. The number of transit vehicles related to these contracts totaled 3,115. For the purposes of forward-looking statements regarding the number of transit contracts and vehicles available for advertising, we have excluded these contracts.

The markets in which these transit districts are located include nine of the 30 largest U.S. markets (as defined by DMA, or demographic market area)-Dallas; Portland, Oregon; Sacramento; Hartford; Ft. Lauderdale; St. Louis; Tampa; Indianapolis; and Kansas City-and the third largest Canadian market, Vancouver, British Columbia. Since our initial public offering in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 8,000. We also operate and generally own over 1,200 advertising displays on billboards and walls primarily in Washington, Oregon, California, Montana, Wyoming and Idaho. Obie was formed in 1987 as a subsidiary of Obie Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business. To facilitate its IPO, Obie was separated from Obie Industries in November 1996.

In September 1998, Obie acquired P & C Media ("P & C"), which had operated in the out-of-home advertising industry for over 50 years. P & C had 19 agreements with transit districts, including districts located in Hartford, New Haven, and Stamford, Connecticut; Fort Lauderdale and West Palm Beach, Florida; Cincinnati and Cleveland, Ohio; Richmond, Virginia; and Milwaukee, Wisconsin. In August 1999, we completed a public offering of an additional 1,100,000 shares of common stock. The net proceeds of the offering, approximately $9.7 million, were used to reduce debt, including the debt incurred in our acquisition of P & C.

Industry Overview

We have focused our business in the out-of-home advertising industry, which includes displays on buses, trains, taxis, subways, transit benches and shelters, billboards, wallscapes on urban buildings, and displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets. The industry has grown significantly in recent years. According to estimates of the Outdoor Advertising Association of America (the "OAAA"), between 1993 and 2001, annual revenues generated by the out-of-home advertising industry increased 76.7% to $5.3 billion from $3.0 billion, representing a compound annual growth rate of approximately 6.5%. In 2001, billboard-related outdoor expenditures on products such as 30-sheet posters, 8-sheet posters and bulletins totaled 60% of that $5.3 billion amount, or approximately $3.2 billion; transit-related outdoor expenditures on products located on buses and trains, and venues such as commuter rail stations or airports, totaled 17%, or approximately $901 million; street furniture-related outdoor expenditures on products such as bus shelters or in-store displays totaled 17%, or approximately $901 million; and, alternative outdoor-related expenditures in venues such as sports arenas or stadiums totaled 6%, or approximately $318 million. As of 1999, the OAAA estimated that there were approximately 560,000 outdoor advertising displays in the United States, operated by more than 500 companies.

We believe the out-of-home medium offers several advantages to advertisers. As compared with television, newspapers, magazines and direct mail marketing, out-of-home advertising offers repetitive consumer impacts at a comparatively low cost-per-thousand impressions relative to other media alternatives (cost-per thousands impressions is a commonly used advertising measurement). Because of its cost-effective nature, we market out-of-home advertising as a good vehicle to build mass-market support. Out-of-home advertising can also be used to target a defined audience in a specific location. This allows local businesses to target a particular geographic area and/or demographic group. Additionally, increases in automobile travel times due to highway congestion and continued migration of businesses and residences from cities to outlying suburbs has increased consumer exposure to out-of-home advertising.

Transit advertising represents a significant portion of the out-of-home advertising industry, and we have focused our business in this segment of the industry. According to estimates of the Federal Transit Administration, in 1997 there were approximately 331 transit districts in the United States operating more than 40,000 transit buses. The Canadian Urban Transit Association estimated that approximately 11,548 urban transit vehicles were in use in Canada in 1999. Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Advertising displays represent a significant source of revenue to transit districts.

Agreements with transit districts are generally awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district. A transit agreement typically requires the transit advertising operator to guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by the operator's use of the district's vehicles. These expenses appear on our financial statements included under the heading "Direct Advertising Expenses" and totaled in aggregate $34,031,882 in fiscal 2001.

The out-of-home advertising industry includes several large advertising and media companies with operations in multiple markets. It also includes many small and local companies operating a limited number of displays in a single or a few local markets. There has been, and we expect there will continue to be, consolidation in the out-of-home advertising industry.

Obie Media Strategy

Obie Media's overall business strategy is to expand upon our national presence to become a leader in the out-of-home advertising industry. Our strategy is to increase revenues and improve profitability by providing local, regional and national advertisers with efficient access to one or multiple markets. The following are components of our strategy:

* Develop Regional Operating Centers. We seek to increase revenues, profitability and operating efficiencies by developing and using regional operating centers, or hubs. In developing hubs, we seek to establish an initial base of operations in a geographic region by obtaining exclusive agreements with one or more significant transit districts. We then seek to expand our market presence by bidding for contracts with other transit districts in that region and by expanding the range of non-transit products and services we can offer there. We believe this hub strategy will help us grow revenue and reduce costs by enabling us to provide sales and administrative services efficiently to several intra-regional markets from one strategically located operating base.

* Acquire Additional Transit Advertising Agreements. We believe that by acquiring additional transit advertising agreements we can increase our operating efficiencies and geographic diversity while creating additional bases from which to achieve further market penetration. We expect to experience increased revenue and profitability from additional transit agreements as we continue to implement our direct sales and product strategies.

* Maintain a Significant, Proactive Sales Force. We believe we can increase display occupancy levels by developing, training and retaining a significant, proactive sales force that sells directly to local advertisers and, more traditionally, to advertising agencies, thereby maximizing our advertising revenues. We believe our ratio of sales personnel to display inventory is higher than the industry average. We devote significant resources to recruit and train individuals who will excel in our culture and in our expected competitive environment. The sales force is motivated by an incentive-based compensation program and supported by a network of experienced local managers who operate under a centrally coordinated marketing plan. Management believes the size, quality and motivation of Obie's sales force afford us a competitive advantage.

* Increase Revenues From Existing Display Space. We seek to increase the revenue potential of our available transit and outdoor advertising display inventory by offering innovative transit products and maximizing the percentage of time our display space is occupied. We offer innovative transit products including vinyl displays that are physically larger than traditional transit advertisements. These vinyl displays offer customers greater impact while providing us with more revenue from a given transit display space. We seek to sell advertising on transit and outdoor displays under extended contracts, which enable us to fill display space that would normally be vacant between traditional advertising campaigns.

* Selectively Pursue Acquisition Opportunities. Obie regularly evaluates opportunities to enter new markets and increase its presence in existing markets through the selective acquisition of out-of-home advertising companies or assets. We intend to continue focusing our acquisition efforts on expanding around our existing hubs and developing new hubs in regions where attractive growth and consolidation opportunities exist.

* Increase Inventory of Outdoor Displays. We look to increase Obie's market penetration by acquiring or building additional outdoor displays in new and existing markets. Management believes that a resulting increase in inventory will provide advertisers a greater variety of display alternatives and leverage Obie's existing sales, design and production capabilities.

* Expand Obie Media's National Sales Effort. To coordinate and expand our sales efforts more effectively to national advertisers and national advertising agencies, Obie Media has established national sales offices in Los Angeles, Chicago, New York City, San Francisco and Toronto, and we have a national sales presence in Dallas and a sales representation arrangement in Montreal. Management believes further growth and expansion into new markets will continue to increase our national sales.

* Attract New Advertisers Through Direct Local Sales. By selling directly to local businesses not represented by advertising agencies, we seek to obtain a larger share of the overall advertising expenditures in our markets and broaden our customer base for out-of-home advertising. We dedicate substantial resources to directly target local businesses whose advertising expenditures may not typically include out-of-home advertising and introduce them to the benefits of the medium. In fiscal 2001, Obie hired 33 additional local direct sales executives across many of our North American markets to help us compete better against other forms of local advertising media. Obie also offers comprehensive sales, marketing and creative services that make it easier for these potential customers to purchase out-of-home advertising.

* Produce In-House the Vast Majority of the Product Generated Through Direct Local Sales. We seek to produce a significant amount of display content for our transit advertising customers which had previously been subcontracted to outside vendors.

Products and Markets

Obie Media offers advertisers a wide range of out-of-home advertising products, including transit advertising and outdoor advertising displays. Obie's product mix provides advertisers with significant flexibility in their advertising programs and allows it to cross-sell multiple products and leverage its design and production capabilities. We also have benefited from improvements in production technology, including the use of computerized design, vinyl advertising copy and improved lighting techniques. These improvements have facilitated a more dynamic, colorful and creative use of the out-of-home medium.

Transit Advertising. As of November 30, 2001, we had 41 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays on over 8,000 transit vehicles, excluding those contracts with districts in Chicago and Ontario that were canceled in December 2001. The markets in which these remaining transit districts are located include nine of the 30 largest U.S. markets-Dallas; Portland, Oregon; St. Louis; Sacramento; Hartford; Ft. Lauderdale; Tampa, Indianapolis, and Kansas City, Missouri-and the third-largest Canadian market, Vancouver, British Columbia. Pursuant to Obie's transit advertising agreements, we are the exclusive seller of exterior advertising on the transit vehicles operated by the contracting transit districts. Typically, these agreements also provide us the right to sell advertising on the interior of the vehicles.

Agreements with transit districts are awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district and the maximum total revenues available to the district under the agreement. A transit agreement typically requires the transit advertising operator to guarantee the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by the operator's use of the district's vehicles. Transit advertising operators often must post performance bonds or letters of credit to secure their guarantees under their transit agreements. Obie Media's transit agreements typically have terms of three -to five years, with renewals or extensions granted either unilaterally at the discretion of the transit district or upon the mutual agreement of the district and Obie Media. Some of our transit district agreements provide that the transit district may terminate the agreement before the end of the specified term at the convenience of the transit district, or if the transit district determines that such termination is in the public best interest. These expenses appear on Obie's financial statements included under the heading "Direct Advertising Expenses" and totaled in aggregate $34,031,882 million in fiscal 2001. Obie also sells advertising on more than 700 transit benches in Portland, Oregon, approximately 100 transit shelters in Cincinnati, and more than 300 benches in Fort Worth, Texas. Management believes these products complement Obie's other product offerings and intends to attempt to secure additional shelters, dioramas and transit benches in our markets.

Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Through our hub strategy and proactive marketing to local advertisers, we can offer our services efficiently to large and small transit districts. The following table sets forth certain information about Obie Media's transit district agreements as of November 30, 2001:

Transit District Agreements                 DMA Rank      No. of Vehicles Served       Since      Expiration Date (fiscal)


British Columbia
         Vancouver                          3 (CDN)              1,136                  1998              2005
         Victoria and 27 smaller districts  NA                   380                    1998              2003
Ohio
         Cincinnati                         32                   385                    1981 (2)          2003
Texas
         Dallas                             7                    809                    1997              2002
         Austin                             58                   303                    1998              2002
         San Antonio                        37                   619                    2001              2006
Oregon
         Portland                           23                   726                    1994              2002
         Eugene and Springfield             122                  102                    1980 (1)          2005
         Salem                              NA                   54                     1994              2006
Missouri
         St. Louis                          22                   534                    1999              2004
         Kansas City                        30                   280                    1999              2002
Wisconsin
         Milwaukee                          33                   500                    1992 (2)          2006
         Madison                            84                   170                    1999              2004
         Racine                             NA                   23                     1997 (2)          2002
         Kenosha                            NA                   47                     1996 (2)          2003
Connecticut
         Hartford, New Haven and Stamford   27                   380                    1996 (2)          2004
         Danbury                            NA                   52                     1999              2004
         Bridgeport                         NA                   52                     1981 (2)          2003
         New Britain                        NA                   20                     1981 (2)          Year-to-year
         Waterbury                          NA                   41                     1981 (2)          Year-to-year
California
         Sacramento                         19                   246                    1994              2002
         Santa Cruz                         NA                   112                    1997              2002
         Stockton                           NA                   111                    1989              Year-to-year

Florida
         Ft. Lauderdale                     16                   202                    1998 (2)          2002
         West Palm Beach                    43                   139                    1998 (2)          2003
         Daytona Beach                      NA                   50                     1981 (2)          2004
         Tampa                              14                   150                    2001              2006
Indiana
         Indianapolis                       26                   141                    2001              2004
Ontario, Canada
         London                             NA                   170                    1999              2004
         Burlington                         NA                   46                     1999              2004
         Oshawa                             NA                   41                     1999              2004
         Cambridge                          NA                   27                     1999              2002
         Niagara Falls                      NA                   26                     1999              2004
         Whitby                             NA                   26                     1999              2002
 Washington
         Spokane                            77                   133                    1999              2004
         Jefferson County                   NA                   16                     1999              2002
         Yakima                             125                  22                     1999              2004
         Tri-Cities                         125                  60                     2001              2006
         Vancouver                          23                   101                    2001              2006
         Wenatchee                          NA                   20                     2001              2006
Total                                                            8,452

(1) This agreement was serviced by a division of Obie Industries (Obie Media's parent corporation until 1996) prior to 1987, when Obie Media was formed.

(2) These dates reflect periods of service under agreements with P & C, which Obie Media acquired in September 1998.

The above transit district agreements are scheduled to expire as follows:

                                    Approximate
                                    Number of Vehicles
                  Number of         Covered Under
                  Agreements        Agreements
Fiscal            Scheduled to      Scheduled to
Year              Expire            Expire

2002              13                2,770
2003              6                 1,003
2004              12                1,765
2005              2                 1,238
2006              8                 1,504

Certain of our transit district agreements provide for additional one-year to five-year renewals beyond the specified expiration date, either unilaterally by the transit district or by mutual agreement of Obie Media and the transit district. The table above represents the expiration date in the contract, excluding possible extensions.

Transit Display Products. We offer traditional and innovative, non-traditional transit advertising products. Traditionally, transit advertisements have been inserted into metal frames mounted on the exterior or interior of a bus. Industry standard sizes include "Kings," "Queens," "Tails" and "Heads."
While still offering traditional advertising products, Obie Media also offers vinyl displays that cover almost the entire side and/or rear of a bus. These vinyl products create significant additional revenue potential per bus when compared to traditional products. Management believes these products also give Obie a competitive advantage in bidding for transit advertising agreements in districts that use, or are willing to use them.

Outdoor Advertising Displays. Obie Media owns and operates over 1,200 billboards primarily in Washington, Oregon, California, Montana, Wyoming and Idaho. Many of Obie's billboards are directional bulletins, which are large format displays ranging from 160 to 672 square feet in size. Obie's bulletins are generally located on major thoroughfares and provide greater impact and higher value than traditional posters.

We lease the property underlying our billboards, generally under 10-year leases that give us renewal rights for two additional five-year periods. The lessor typically reserves the right to cancel the lease if construction of permanent improvements on the subject property conflicts with the billboard.

Most of Obie's billboards were designed and installed within the last decade, and most are built of steel and engineered to withstand high winds. More than two-thirds of our billboards are illuminated. The displays are insured against damage caused to them by storms, vandalism and most other causes. Obie Media also leases building walls in urban areas for wallscape displays. Wallscapes are painted or printed on vinyl surfaces or directly on the sides of buildings. Obie currently leases 28 building walls for wallscape displays in Seattle and owns a 50% interest in a corporation that leases 16 building walls for wallscape displays in Portland. The following table gives the number of Obie's outdoor displays at November 30, 2001:

Market                     Displays

Washington                 467
Oregon                     156
California                  87
Montana                    247
Wyoming, Idaho
and other                  259
Total                    1,216

Sales and Service. In each of Obie's principal markets, Obie Media maintains a large, high quality, proactive sales force. Management believes Obie's ratio of sales personnel to display inventory is higher than the industry average. At November 30, 2001, Obie had 154 sales and marketing employees. Obie's superior sales and service efforts are a key element in maximizing our inventory occupancy levels.

Management views our proactive sales efforts as an important part of our culture. In recruiting a sales force, we screen applicants carefully. We typically hire college graduates who have demonstrated their suitability and aptitude to excel in our unique sales environment. New sales employees undergo extensive training and are supervised by regional sales managers with substantial advertising sales experience. Obie Media and each of our sales representatives jointly establish individual sales targets. Management meets monthly with all our salespeople to acknowledge and reward individuals who are meeting or exceeding their targets. A sales representative's compensation depends significantly on meeting or exceeding individual targets. Sales representatives also participate in Obie's broad-based stock option plan.

Obie has significantly expanded its national sales presence in recent years. To complement our growth, we have established national sales and marketing offices in Los Angeles, Chicago, New York City, San Francisco and Toronto. Obie's national sales team services national advertising accounts, calls on customers in major cities where Obie Media does not have sales offices and supports Obie's sales force in local markets.

Management works directly with companies and advertising agencies to coordinate the marketing, production and installation of advertising displays. Obie's sales personnel also serve as customer service representatives, maintaining frequent and regular contact with our advertising customers to resolve customer concerns in the field. Management believes that our high quality customer service contributes to customer loyalty and improves renewal rates.

Out-of-home advertisements are traditionally sold for a few months at a time. To increase occupancy, we employ several techniques to encourage customers to commit to longer contracts, including offering incentives through Obie's rate structure and pricing policies. We sell certain innovative transit products primarily by means of year-long contracts. We also sell space on almost all of our outdoor advertising displays by means of extended contracts, and offer outdoor display customers the opportunity to rotate their advertisements among several display faces within the same market.


Design and Production

Obie maintains its own design and production facilities in Eugene, Oregon. Obie offers advertisers customized design and production services as well as display space. Charges for design and production are typically added to the cost of the space and billed to customers over the life of the advertising contract.
Management believes that Obie's design and production capabilities give it a significant competitive advantage in direct sales to advertisers, particularly those it targets who do not have an advertising agency, and brings new customers to the out-of-home advertising medium.

The design department works with these advertisers and with Obie's sales representatives to create advertising copy, design and layout. Customers that are represented by advertising agencies generally arrange for the production of their ads, with Obie Media providing installation services. We increasingly act as a broker with respect to this production. In the second quarter of fiscal 2001, we acquired a second large-format digital production printer for an approximate cost of $400,000. Subsequent to November 30, 2001, we acquired a third large-format digital production printer for approximately $250,000. These purchases complement existing equipment used to produce transit and outdoor advertising display content. This additional capacity will allow us to produce a significant amount of product previously subcontracted to outside vendors.


Customers


Obie Media maintains a broad base of local, regional and national advertising customers. Most of our regional and national customers are represented by advertising agencies. Customers represented by advertising agencies accounted for approximately 47% of our gross revenues (excluding Chicago advertising agency business) in fiscal 2001 (61% in fiscal 2000). Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. Advertising agencies generally create the artistic design and written content of their customers' advertising. They plan and implement their customers' overall advertising campaigns, including the selection and purchase of advertising media. Obie Media's sales personnel, including its national sales team, are trained to work closely with advertising agencies to service the needs of these customers.


A key component of Obie's sales and marketing strategy is the proactive marketing of services to local advertisers. Local advertisers tend to have smaller advertising budgets and require greater assistance from our production and creative personnel to design and produce advertising copy. With respect to local sales, we often expend significant sales efforts on educating potential out-of-home advertising customers about the cost and reach benefits of the medium and on developing advertising strategies. While price and availability of display space are important factors in local sales, service and customer relationships are also critical. Management believes that our strength in sales, design and service gives us an advantage in local sales, and that our direct sales focus on local companies significantly contributes to increased occupancy and renewal rates. Further, management believes this focus is an important competitive advantage that enables us to serve smaller transit districts efficiently.

No single advertising customer represented more than 10 percent of Obie's revenues for any of the periods presented in the accompanying financial statements.


Competition


Obie Media's markets are highly competitive. In the transit advertising market, we compete with other out-of-home advertising companies that submit proposals for exclusive agreements with transit districts by means of a formal proposal process. In the outdoor advertising display market, we compete with other out-of-home advertising companies for customers. We also compete for customers with other advertising media, including broadcast, satellite and cable television, radio, print media, direct mail marketing and displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets and on taxis, trains and subways. Substantial competition exists among all advertising media on a cost-per-thousand-impressions basis and on the ability to effectively reach a particular demographic section of the market. As a general matter, competition is confined to defined geographic markets.

In recent years, there has been significant consolidation among Obie's competitors, including consolidation between out-of-home advertising companies and broadcast or other media companies. For example, in May 1999, Infinity Broadcasting Corporation ("Infinity"), now a subsidiary of Viacom Inc. and the sole shareholder of Viacom Outdoor (formerly TDI Worldwide, Inc.), agreed to acquire Outdoor Systems, Inc., a leading company in the outdoor advertising display market. In 2001, Clear Channel Communications, Inc. agreed to acquire The Ackerley Group, Inc., the parent of outdoor media company, AK Media.

Several of our competitors, including diversified media companies such as Viacom, are substantially larger, better capitalized, more widely known and have access to substantially greater resources than Obie Media. These traits may provide competitive advantages, particularly in large advertising markets.

Transit. The transit advertising market has historically been fragmented, consisting of a few national transit advertising companies with operations in multiple markets and numerous small companies operating under one or a few agreements. In large advertising markets, we encounter direct competition for transit agreements from Viacom Outdoor, the largest transit advertising company in the United States, and a dominant competitor in such markets. Competition among transit advertising companies is primarily based on obtaining and retaining agreements with transit districts. Agreements with transit districts are awarded primarily on the basis of the minimum amount the bidder guarantees to the district. Other factors that transit districts may consider in awarding agreements are the bidder's financial ability to support its minimum revenue guarantee, the bidder's business reputation and the soundness of the bidder's marketing plan. The agreements generally give the operator the exclusive right to provide transit advertising services within the transit district. The number and nature of competitors for each agreement depend upon the desirability of the market, including the number of vehicles operated by the transit district, and the size and rank of the market.


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

Management believes Obie's displays conform to current laws and regulations. When leasing property for the installation of new outdoor advertising displays, Obie carefully reviews applicable laws, including building, sign and zoning ordinances. Because billboards are typically located adjacent to roads and highways, they are also subject to condemnation or other actions by governmental entities in the event of road or highway improvement or expansion. While compensation for such actions is generally available, under existing state and local regulations, Obie may not be permitted to relocate any condemned displays.

In limited circumstances, laws and governmental regulations may restrict the content of outdoor advertising. For example, some states have banned all outdoor advertising of tobacco products. In November 1998, 46 states signed a settlement agreement with the four largest American tobacco companies. Among other things, the agreement bans transit and outdoor advertising of the companies' tobacco products in the 46 states. The U.S Congress has also considered legislation that would severely restrict or ban such advertising. The outdoor advertising industry is thus heavily regulated and existing or future laws or regulations could adversely affect the industry. To date, our operations have not been materially adversely affected by such laws and regulations.


Employees

At November 30, 2001, Obie had 284 full-time and 11 part-time employees, of whom 154 were primarily engaged in sales and marketing, 27 were engaged in art design and production, 46 were engaged in installation, construction or maintenance of transit or outdoor advertising displays, and 68 were employed in financial, administrative or similar capacities. None of our employees are covered by collective bargaining agreements, except for 4 installers in Portland, Oregon and 10 installers in British Columbia. Management believes that our relationships with our employees are good.


ITEM 2.    DESCRIPTION OF PROPERTIES


Obie's headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for its centralized design and production departments, as well as its accounting, credit, marketing and management personnel. The headquarters is leased from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were approximately $324,000 during fiscal 2001, $268,000 during fiscal 2000 and $180,000 during fiscal 1999. Brian Obie, Obie's Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, Obie's Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries. Management believes the headquarters lease carries terms, including rental rates, term, and other rights and obligations, which are substantially similar to those that would be available in arms' length transactions from unrelated parties.

Obie leases parcels of property beneath outdoor advertising structures. Obie's site leases are generally for a term of ten years, with two five-year renewal options at Obie's discretion. We also lease local operating offices for sales, service and installation in Spokane and Yakima, Washington; Portland and Salem, Oregon; Ft. Lauderdale, West Palm Beach and Tampa, Florida; Hartford and New Haven, Connecticut; Cincinnati, Ohio; Dallas, San Antonio and Austin, Texas; Sacramento, Stockton and Santa Cruz, California; St. Louis and Kansas City, Missouri; Milwaukee and Madison, Wisconsin; Indianapolis, Indiana; Billings and Great Falls, Montana; Vancouver and Victoria, British Columbia; and London, Whitby, and Burlington, Ontario. Obie also leases national sales offices in Los Angeles, Chicago, New York City, San Francisco and Toronto. Total lease payments for the forgoing leases were $2.1 million, $1.7 million, and $1.3 million for fiscal 2001, 2000 and 1999, respectively.

ITEM 3.    LEGAL PROCEEDINGS

Heard Communications, Inc., doing business as Gateway Outdoor Advertising ("Gateway"), the former operator of transit advertising displays for the Bi-State Development Agency of the Missouri-Illinois Metropolitan District ("Bi-State") in metropolitan St. Louis (including St. Clair County, Illinois), has contested both judicially and administratively Bi-State's award of the transit advertising agreement for St. Louis to Obie Media. We began operating under that agreement in July 1999. In the administrative action commenced July 2, 1999, Gateway alleges that the procurement process that awarded the contract to Obie Media was arbitrary and capricious in part because Gateway's proposal guaranteed greater minimum revenue to Bi-State over the term of the contract. Bi-State denied Gateway's protest by letter dated July 19, 1999. Gateway filed a protest with Bi-State's Executive Director requesting Obie's contract with Bi-State be terminated and the bidding for the contract be reopened. The Executive Director denied Gateway's protest. Gateway then appealed the Executive Director's decision to the Federal Transit Administration ("FTA"). The appeal to the FTA was denied.

In the judicial proceeding before the United States District Court for the Eastern District of Missouri, Case No. 4:99-CV-1054-CAS, commenced June 30, 1999, Gateway challenged the award of the St. Louis contract to Obie Media and sought a declaratory judgment and an injunction prohibiting Bi-State and Obie from performing under the contract. Obie intervened in the proceeding as a party defendant. On August 25, 2000, the Court dismissed the action for failure to state a claim and for lack of subject matter jurisdiction.

On September 25, 2000, Gateway filed a notice of appeal of the dismissal in the United States Court of Appeals for the Eighth Circuit. The matter was been briefed by the parties, argued and the appeal was denied. On September 18, 2000, Gateway filed a petition in the Circuit Court of the County of St. Louis, State of Missouri, challenging the award of the contract to Obie Media and seeking a preliminary and permanent injunction, including award of the remaining term of the contract to Gateway and its bid preparation costs. Bi-State filed a motion to dismiss and the Court dismissed the action on November 15, 2000, holding that a disappointed bidder was not an appropriate party to bring the action. On November 17, 2000, Gateway refiled as a taxpayer and oral arguments are scheduled for April 2002.

In addition, Obie is defended in litigation in the ordinary course of its business and in the aggregate such suits are not expected to be material.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS


No matters were submitted to a vote of Obie Media's shareholders during the fourth quarter of fiscal 2001.

PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Price Range of Common Stock

Since November 21, 1996, Obie Media's Common Stock has been traded on the Nasdaq Market under the symbol "OBIE." The following table presents the high and low bid prices of Obie's Common Stock as reported by The Nasdaq Stock Market, as adjusted to give retroactive effect to 11-for-10 stock splits declared by Obie Media in October 1997, November 1998 and November 1999:

Fiscal 2001                High     Low
         First Quarter     $11.50   $ 7.25
         Second Quarter      8.94     6.50
         Third Quarter       7.10     2.48
         Fourth Quarter      3.55     1.65

Fiscal 2000                High     Low
         First Quarter     $11.63   $ 7.31
         Second Quarter      9.38     7.31
         Third Quarter       9.00     7.69
         Fourth Quarter      9.00     5.50

As of February 12, 2002, there were approximately 91 holders of record of Obie's Common Stock. Management believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of Obie's outstanding Common Stock is held of record in "street name."


Dividends


Obie has not paid cash dividends on its common stock during the last two fiscal years and does not anticipate doing so in the foreseeable future. We plan to retain any future earnings to finance operations. In addition, Obie Media's credit agreements may limit Obie's ability to pay dividends or make other distributions on Obie's common stock.

ITEM 6.   Selected Financial Data

IN THOUSANDS EXCEPT PER                                 Years Ended November 30
SHARE AMOUNTS                               2001       2000       1999       1998       1997

Statement of Operations Data
Gross Sales                                 $66,263    $51,326    $40,466    $25,218    $14,625
Net Sales                                    60,283     46,656     36,460     22,718     13,303
Direct Advertising Expenses                  49,562     33,961     26,438     14,793      8,005
General and Administrative                   10,210      6,882      4,677      3,628      2,242
Depreciation and Amortization                 2,077      1,871      1,513        935        664
Start-up Costs                                  353        116        668        106        237
Provision for Transit Contract Loses          6,007         -          -          -          -
Contract Settlement                              -          -      (1,077)        -          -
         Operating (loss) income             (7,927)     3,826      4,241      3,255      2,155

Net Income (Loss) Available for
Common Shareholders                          (7,248)     1,618      2,012      1,501      1,000

EBITDA (1)                                   (5,849)     5,697      5,754      4,190      2,819

Basic Net Income (Loss) per Share             (1.23)     $0.27      $0.40      $0.32      $0.21

Diluted Net Income (Loss) per Share           (1.23)     $0.27      $0.39      $0.32      $0.21

Balance Sheet Data
Working Capital                             $ 4,415    $10,544     $2,695     $1,033       $646
Total Assets                                 43,233     38,937     32,704     27,647     14,284
Long-term Debt, less Current Portion         13,881     13,695      4,919     13,354      5,695

Shareholders' Equity                        $12,149    $19,225    $17,365    $ 5,547    $ 3,796

(1) "EBITDA" (earnings before interest, taxes, depreciation and amortization), a non GAAP financial measure, is defined as operating income (loss) before depreciation and amortization expense. While EBITDA should not be considered in isolation or as a substitute for net income (loss), cash provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management believes that it is widely used by some investors as one measure to evaluate the financial performance of companies in the out-of-home advertising industry. Accordingly, this information has been disclosed to facilitate the comparative analysis of Obie's operating performance relative to other companies in the out-of-home advertising industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Overview


Obie Media is an out-of-home advertising company that markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 2001, Obie had 41 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Since Obie's IPO in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 8,000. We also operate and generally own more than 1,200 advertising displays on billboards and walls primarily in Washington, Oregon, Montana, Wyoming, California and Idaho.


Obie's gross revenues increased from $51.3 million in fiscal 2000 to $66.3 million in fiscal 2001, a 29% increase. Net income declined from a $1.6 million profit in fiscal 2000 to a loss of $7.2 million in fiscal 2001. EBITDA declined from $5.7 million in fiscal 2000 to negative $5.8 million during this same period.

A substantial portion of our loss for fiscal 2001 results from our payment of minimum advertising revenues guaranteed to transit districts under our transit district contracts. Beginning in the latter half of Fiscal 2001 management began to be increasingly concerned about these minimum revenue guarantees in the face of declining advertising revenues in some transportation districts. Accordingly, management began to seek to restructure or terminate certain of these arrangements in a way that would limit Obie's exposure to these payments to an amount that would reflect a more appropriate sharing of revenues under our advertising contracts. Between August 31, 2001 and February 15, 2002, we have renegotiated 9 of these contracts and were continuing to negotiate with transit agencies to restructure an additional 7 contracts. The 9 renegotiated contracts have resulted in occupancy expense reduction of $1.5 million in fiscal 2001, $2.1 million in fiscal 2002, $1.5 million in fiscal 2003 and $900,000 in fiscal 2004. We anticipate additional savings for fiscal years 2002 through 2004 as we conclude negotiations on the additional 7 contracts. We cannot assure you that we will be able to eliminate or materially reduce this type of risk and, if not, we may experience further adverse impacts on our operating revenues, some or all of which may be material.

Obie's operating results are affected by general economic conditions, as well as trends in the advertising industry. Based on industry sources, in recent years outdoor advertising expenditures in the United States have increased more rapidly than total U.S. advertising expenditures. However, this trend may not continue and future outdoor advertising expenditures may grow more slowly than expenditures for the advertising industry as a whole.

Moreover, our historical growth has primarily resulted from: (i) growth in our transit advertising business, primarily resulting from new agreements with additional transit districts; (ii) the acquisition of P & C on September 1, 1998; and (iii) the development and acquisition of new outdoor displays. As a result of these factors, our operating performance is not necessarily comparable on a period-to-period basis. We plan to continue expanding through both internal growth and acquisitions.

Operating Results

The following table presents certain items from Obie Media's consolidated statements of income (and EBITDA) as a percentage of gross revenues.

                                                  Year Ended November 30
                                                 2001     2000     1999
Transit advertising revenue                      89.2%    86.9%    85.3%
Outdoor advertising revenue                      10.8     13.1     14.7
Gross revenue                                   100.0    100.0    100.0
Less agency commissions                           9.0      9.1      9.9
Net revenues                                     91.0     90.9     90.1
Operating expenses:
         Direct advertising expense              74.8     66.2     65.3
         General and administrative              15.4     13.4     11.6
         Start-up costs                           0.5      0.2      1.7
         Contract settlement                      -        -       (2.7)
         Provision for transit contract
           losses                                 9.1      -        -
EBITDA                                           (8.8)    11.1     14.2
Depreciation and amortization                     3.1      3.6      3.7
Operating income   (loss)                       (12.0)     7.5     10.5
Interest expense                                  2.0      2.2      2.3
Income (loss) before income taxes               (13.9)     5.3      8.2
Provision for (benefit from) income taxes        (3.0)     2.1      3.2
Net income (loss)                               (10.0)%    3.2%     5.0%


Comparison of Years ended November 30, 2001 and 2000

Revenues. Obie's gross revenues are derived from sales of advertising on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Gross revenues are a function of both the occupancy of these display spaces and the rates we can charge. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Over the past several years, our transit advertising operations have expanded more rapidly than our outdoor advertising operations. Gross revenues for fiscal 2001 increased $14.9 million, or 29.1%, from $51.3 million in fiscal 2000 to $66.2 million. This increase was principally associated with the addition of new agreements with the transit districts of Chicago, San Antonio, Tampa and Indianapolis. These increases were partially offset by a general decline in national and local advertising. Transit revenues increased $14.5 million, or 32.5%, from $44.6 million in fiscal 2000 to $59.1 million in fiscal 2001, primarily due to these same factors. Outdoor advertising revenues increased approximately $500,000, or 6.8%, from $6.7 million in fiscal 2000 to $7.2 million in fiscal 2001, primarily as a result of revenues associated with price increases, improvements to existing billboards, and an acquisition of additional billboards in Montana. Agency commissions increased $1.3 million, or 28.1%, from $4.7 million in fiscal 2000 to $6.0 million in fiscal 2001, slightly less than the increase in gross revenues overall.

Net revenues represent gross revenues less agency commissions. Consistent with standard industry practice, advertising agencies whose clients contract with Obie typically retain 15% of the gross advertising revenues from those accounts. Management believes Obie's focus on direct sales to accounts not served by advertising agencies has resulted in our expenses for agency commissions as a percentage of our aggregate gross revenues being lower than the industry average. Customers represented by advertising agencies currently account for approximately 47% of our gross revenues. For the reasons discussed in the paragraph above, net revenues increased $13.6 million, or 29.2%, from $46.7 million in fiscal 2000 to $60.3 million in fiscal 2001. During the fiscal year ended November 30, 2001 our revenues from transit advertising sales, as a percentage of gross revenues, increased from 86.9% in fiscal 2000 to 89.2% in fiscal 2001. Increases in gross revenues over the last two fiscal years are primarily the result of the increased number of transit vehicles and outdoor displays on which we market advertising space and, to a lesser extent, rate increases.

Direct Advertising Expenses. Direct advertising expenses consist primarily of occupancy, production and installation, and sales costs. Occupancy expense primarily consists of two elements: (i) payments to transit districts for the right to sell advertising displayed on their vehicles; and (ii) lease payments to owners of property on which our outdoor advertising structures are located. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Sales expenses consist primarily of employment and administrative expenses associated with our sales force.

Direct advertising expenses increased $15.6 million, or 46.0%, from $34.0 million in fiscal 2000 to $49.6 million in fiscal 2001. This increase was primarily the result of increased minimum transit fees associated with the new markets described above and the impact of large minimum transit fee payments as described in Recent Developments above. Direct advertising expenses increased, as a percentage of gross revenues, from 66.2% in fiscal 2000 to 74.8% in fiscal 2001, primarily due to the growth of the transit advertising business where costs, especially occupancy costs, are higher as a percentage of revenue, than in the outdoor advertising business.

General and Administrative Expenses. General and administrative expenses include costs related to individual markets, as well as corporate expenses. Expenses related to individual markets include expenses for the personnel and facilities required to administer that market and neighboring markets. Corporate general and administrative expenses represent personnel and facilities costs for Obie Media's executive offices and centralized staff functions.

General and administrative expenses increased $3.3 million, or 48.5%, from $6.9 million in fiscal 2000 to $10.2 million in fiscal 2001. The increase resulted primarily from increases in personnel and related costs associated with managing the growth of Obie's transit business, including the addition of new districts, plus additions to reserves for doubtful accounts receivable. General and administrative expenses, as a percentage of gross revenues, increased from 13.4% in fiscal 2000 to 15.4% in fiscal 2001.

Start-Up Costs. Start-up costs are the costs Obie incurs in pursuing new transit district agreements and the costs of establishing a sales force and office in a new market prior to beginning to operate under a new agreement. These costs consist primarily of travel expenses, various personnel costs, legal fees and the costs of preparing proposals in response to transit district requests for proposals. The amount of start-up costs we incur in the future will vary, both in total amount and as a percentage of revenues, depending on the number and complexity of proposals for new districts and our success in obtaining new contracts.

Start-up costs for fiscal 2001 increased $237,000 from $116,000 in fiscal 2000 to $352,000. The increase during fiscal 2001 is a result of costs incurred to enter the new markets described above.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $207,000, or 11.1%, from $1.9 million in fiscal 2000 to $2.1 million in fiscal 2001, primarily due to capital expenditures for outdoor advertising displays as well as investment in computing and other equipment for the new markets described above.

Provision for Contract Losses. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have resulted in higher than acceptable direct advertising expense levels, and are primarily responsible for the operating losses reported for the year ended November 30, 2001.

Obie is continuing to negotiate modifications to certain of those contracts and believes it will be substantially successful in doing so (see "Recent Developments"). A $6.0 million provision for transit contract losses, including a $5.2 million accrual for transit fees, has been recorded for fiscal year 2001.

Operating Income. Due to the events and factors discussed above, including the provision for transit contract losses, we experienced an operating loss of $7.9 million in fiscal 2001, compared to operating income of $3.8 million in fiscal 2000.

Interest Expense. Interest expense increased $216,000, or 19.3%, from $1.1 million in fiscal 2000 to $1.3 million in fiscal 2001, primarily due to the increased use of the working capital credit line and additional long-term borrowings.

Provision for Income Taxes. The loss before income taxes resulted in a tax benefit of $2.0 million for fiscal 2001, compared to a provision for income taxes of $1.1 million during fiscal 2000. Obie's beneficial tax rate was 21.7% for fiscal 2001. The difference between the statutory United States federal income tax rate and the beneficial tax rate for fiscal 2001 is due primarily to a deferred tax valuation reserve for net operating loss carryforwards. Obie's effective tax rate for fiscal 2000 was 38.9%, higher than the statutory rate due to provisions for foreign and state income taxes.

Net Income. Obie realized a net loss of $7.2 million during fiscal 2001, compared to net income of $1.6 million in fiscal 2000. This difference arose primarily because of a declining media revenue environment resulting from shifting economic conditions, on the one hand, and the requirement to meet minimum guarantee payments to transit districts, on the other hand.


Comparison of Years ended November 30, 2000 and 1999

Revenues. Gross revenues increased $10.9 million, or 26.8%, from $40.5 million in fiscal 1999 to $51.3 million in fiscal 2000. This increase was principally due to having a whole year's activities of transit contracts acquired in 1999 and increases in other previously acquired contracts. Transit revenues increased $10.1 million, or 29.2%, from $34.5 million in fiscal 1999 to $44.6 million in fiscal 2000, primarily due to the above factors. Outdoor advertising revenues increased $769,000, or 12.9%, from $5.9 million in fiscal 1999 to $6.7 million in fiscal 2000. Agency commissions increased $700,000, or 16.6%, from $4.0 million in fiscal 1999 to $4.7 million in fiscal 2000, primarily due to a general increase in overall business. As a result of the foregoing reasons, net revenues increased $10.2 million, or 28.0%, from $36.5 million in fiscal 1999 to $46.7 million in fiscal 2000.

Direct Advertising Expenses. Direct advertising expenses increased $7.5 million, or 28.5%, from $26.4 million in fiscal 1999 to $34.0 million in fiscal 2000. This increase was primarily the result of activities required to support Obie's increased level of business. Direct advertising expenses increased slightly, as a percentage of gross revenues, from 65.3% in fiscal 1999 to 66.2% in fiscal 2000, primarily due to the growth of the transit advertising business, where costs, especially occupancy costs, are higher as a percentage of revenue than in the outdoor advertising business.

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

Contract Settlement. During 1999, Obie Media recognized a non-recurring pre-tax gain of $1.1 million associated with its contract settlement with Tri-Met. Until June 30, 1999, Obie had a contract to provide advertising sales services to the Tri-County Metropolitan Transit District (Tri-Met) in Portland, Oregon which, by its terms, was scheduled to expire in June 2001. Obie originally began servicing Tri-Met in January 1994 pursuant to a five-year agreement that was later extended for an additional two years. The Federal Transit Administration (FTA), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and Obie agreed that Obie's then effective Tri-Met agreement would terminate on June 30, 1999. In December 1998, Obie entered into an agreement with Tri-Met whereby Tri-Met agreed to compensate Obie for terminating the existing contract early. The total amount of the contract settlement was $1.1 million, and that amount is included as an offset in operating expenses in Obie's consolidated statements of income for the year ended November 30, 1999. Management does not expect a recurrence of this one time revenue item. (See Note 11 to Obie's Consolidated Financial Statements).

Start-Up Costs. Start-up costs decreased $553,000, from $668,000 in fiscal 1999 to $116,000 in fiscal 2000. The larger 1999 amounts were primarily due to Obie's increased response to requests for proposal for transit district contracts, bidding on a greater number of large district contracts, and the costs incurred in retaining the Portland contract.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $358,000, or 23.6%, from $1.5 million in fiscal 1999 to $1.9 million in fiscal 2000, primarily due to Obie's investment in equipment in new markets, upgrading of computer capabilities and adding outdoor displays in existing operations and through acquisitions.

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

Recent Developments

Management is currently seeking to restructure our business strategy regarding transit fee arrangements and guarantees with transit authorities. Most of our transit arrangements require us to share a certain percentage of our net transit fee revenues with the transit authorities (a certain percentage to the transit authorities, the balance retained by Obie). Many of these arrangements provide that we must guarantee a minimum payment to the transit district irrespective of our revenue levels. Agreements that contain large minimum transit fee payment guarantees significantly hamper our ability to manage operating expenses during weak economic and/or advertising environments. These high minimum payment requirements have resulted in higher than historical direct advertising expense levels as a percentage of revenues, and are primarily responsible for our operating losses during fiscal 2001.

We are currently negotiating to modify these guaranteed minimum fee arrangements with many of our transit districts, and management believes we will be substantially successful in doing so. In appropriate circumstances, where we cannot restructure our existing agreements we may seek to terminate our contracts with those districts. In recognition of these issues, we recorded a $6.0 million provision for transit contract losses, including a $5.2 million accrual for renegotiated transit fees, for fiscal 2001.

As February 15, 2002 contracts accounting for 23.3% of 2001 gross transit revenues (excluding $22.2 million related to the Chicago contract) had been renegotiated, and contracts accounting for another 14.6% were under negotiation. In addition, contracts accounting for fiscal 15.1% of 2001 gross transit revenues will expire in March 2002 and will be subject to a re-bidding process.

On December 5, 2001, Obie was notified by the Chicago Transit Authority ("CTA") that the CTA was unilaterally terminating their advertising contract, claiming that Obie was in default of certain contractual provisions. Obie was originally awarded the contract in December 2000 to be the exclusive provider of advertising on CTA's 1,875 buses, 1,190 rapid transit cars, and 140 rail stations.

Management believes we were in material compliance with all aspects of the CTA contract and that Obie never received prior notice of default from the CTA before termination, as required under the contract. Obie contends that a restructuring of the CTA contract was appropriate because (a) a decline in national advertising and the attendant decline in CTA advertising during 2001 made the arrangement less favorable than both parties had expected, and (b) CTA made significantly less advertising space available to Obie than CTA had originally held out in the Request for Proposal it issued in the Fall of 2000.

We are vigorously seeking to redress CTA's termination and are working closely with counsel to resolve the matter favorably. However, there can be no assurances that the matter can be resolved in a manner acceptable to Obie, and that should a resolution be unattainable, management plans to pursue its available legal remedies.

In the third quarter of fiscal 2001 Obie reported a $6.0 million provision for transit contract losses . Management believes that this loss accrual is sufficient to accommodate the resulting contract adjustments described above.

In February 2001 Obie and U.S. Bank agreed on a new financing arrangement. The arrangement includes a $16 million term loan revolver and a $6 million working capital revolver. Interest rates on each, at Obie's option, are based upon a range of basis points above either the London Inter-Bank Offered Rate (LIBOR) or U.S. Bank's prime rate, the range to be determined based upon certain financial ratio standards. Obie used the term loan revolver to refinance all existing debt, including the then outstanding line of credit. The term revolver does not require any principal payments until third quarter of fiscal 2002.

As of November 30, 2001 we were not in compliance with our operating covenants in our existing credit facility that relate to certain financial ratios, and U.S. Bank had granted us a waiver of that noncompliance. On February 14, 2002 U.S. Bank and Obie agreed to a revised credit facility which included modified financial ratio covenants. The revised agreement extends the term of the credit facility through February 2003. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continuing compliance with the revised covenants.

In the second quarter of fiscal 2001 we acquired a second large-format digital production printer for approximately $400,000. Subsequent to November 30, 2001, we purchased a third large-format digital production printer for approximately $250,000. These purchases complement existing equipment used to produce transit and outdoor advertising display content. This additional capacity will allow us to produce a significant amount of product previously subcontracted to outside vendors.

Resignation of Director. Effective September 2, 2001, Wayne P. Schur resigned as a director and officer of Obie Media Corporation and its subsidiary, Philbin & Coine, Inc. Mr. Schur was the President and sole or principal shareholder of P & C Media from 1981 to 1998 prior to its acquisition by Obie Media.


Seasonality

Historically,  Obie Media's  revenues and operating  results have  fluctuated by season. Typically, Obie's results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year, which ends November
30. Obie's transit advertising operations are more seasonal than our outdoor advertising operations as the outdoor advertising display space, unlike our transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. Management believes the seasonality of our revenues and operating results will increase if transit advertising operations continue to expand more rapidly than our outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, securing new transit agreements and other actions we have taken and plan to continue to take to implement our growth strategy, have contributed to fluctuations in our periodic operating results. These fluctuations likely will continue. Accordingly, results of operations in any period may not be indicative of the results to be expected for any future period.


Liquidity and Capital Resources

Obie Media has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Obie's working capital at November 30, 2000 and 2001 was $10.5 million and $4.4 million, respectively. The decrease in working capital is due primarily to the recording of a $5.2 million accrual for transit contract losses and an increase in the utilization of our working capital credit line to fund operations. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets, have been financed primarily with borrowed funds.

Obie Media's net cash used in operating activities was $1.2 million during fiscal 2001 as compared to net cash provided by operating activities of $799,000 in fiscal 2000. The change between periods was due primarily to an increase in accounts receivable and refundable income taxes.

Net cash used in investing activities was $5.3 million and $1.3 million in fiscal 2000 and 2001, respectively. The decrease from fiscal 2000 to fiscal 2001 resulted primarily from our using approximately $4.8 million in 2000 for direct billboard acquisitions compared to significantly smaller acquisitions in 2001. Capital expenditures totaled $5.2 million and $1.3 million in fiscal 2000 and 2001, respectively. Capital expenditures consist primarily of the cost of building and acquiring outdoor advertising displays, and in 2001 included the cost of the digital printing equipment described above. We anticipate that our capital expenditures will approximate $1.5 million in fiscal 2002.

Net cash provided by financing activities was $5.1 million and $2.3 million in fiscal 2000 and 2001, respectively. The increase was primarily the result of borrowings used to finance increases in accounts receivable associated with sales in the transit markets added during the year.

Effective February 19, 2001 Obie entered into a new financing arrangement with U.S. Bank. The new arrangement provides for a $16.0 million term line maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. These credit facilities are secured by substantially all of the assets of Obie and its subsidiaries. Obie used the term revolver to refinance all its then-existing debt, including the previously outstanding line of credit. The term revolver does not require any principal payments until third quarter of fiscal 2002. At November 30, 2001, available borrowing capacity under the line of credit, based on collateralized accounts, was $4.3 million. As of November 30, 2001 we were not in compliance with our operating covenants in our existing credit facility that relate to certain financial ratios, and U.S. Bank has granted us a waiver of that non compliance. On February 14, 2002 U.S. Bank and Obie agreed to a revised credit facility which included modified financial ratio covenants. The revised agreement extends the term of the credit facility through February 2003. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants. Management can provide no assurances that U.S. Bank will continue to renew our credit arrangements as they expire. (See "Recent Developments" above.)

At November 30, 2001 Obie Media had outstanding borrowings of $14.2 million, of which $13.9 million was pursuant to a long-term credit agreement and $325,000 was pursuant to the agreement to acquire P & C.

We expect to continue pursuing a policy of measured growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. Management believes that internally generated funds and funds available for borrowing under Obie's bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures but excluding possible acquisitions, through fiscal 2002, and to fund transit contract loss accrual payments. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

Market Risk

We may be exposed to future interest rate changes on our debt. Management does not believe that a hypothetical 10 per cent change in end of period interest rates would have a material effect on Obie's cash flow.

The Effect of New Accounting Pronouncements.

In June 2000 the FASB issued Statement of Financial Accounting Standards N0. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards N0. 137 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. Obie adopted SFAS 133 and 138 for its fiscal year beginning December 1, 2000. Obie does not currently have any derivative instruments nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial statements or results of operations.

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Obie will adopt SFAS 142 effective December 1, 2002.


As of December 31, 2001, Obie had net unamortized goodwill in the amount of $5.7 million. Management expects amortization expense to be approximately $500,000 in fiscal 2002. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this first step. Obie expects to complete that first step of the goodwill impairment testing during the first quarter of the year ending November 30, 2003 (fiscal year 2003). The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.


ITEM 8.  FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-16 of this Annual Report. Unaudited quarterly data for each of the eight quarterly periods in the years ended November 30, 2001 and 2000 is as follows:

In thousands, except per share data         1st Quarter       2nd Quarter       3rd Quarter      4th Quarter
2001
Net revenues                                $11,724           $15,923           $18,737          $13,899
Operating income (loss)                      (1,066)              (24)           (7,260)             423
Net (loss)                                     (801)             (249)           (5,961)            (237)
Basic net (loss) income per share             (0.14)            (0.04)            (1.01)            (.04)
Diluted net (loss) income per share           (0.14)            (0.04)            (1.01)            (.04)

2000
Net revenues                                $ 8,546           $11,329           $13,026          $13,755
Operating income                                 64               954             1,325            1,483
Net (loss) income                               (93)              404               634              673
Basic net (loss) income per share             (0.02)             0.07              0.11             0.11
Diluted net (loss) income per share           (0.02)             0.07              0.11             0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2001 and effective for the third quarter of the fiscal year, the Company, at the recommendation of its audit committee, replaced Arthur Andersen LLP as the Company's auditors with PricewaterhouseCoopers LLP. The change was made in order to consolidate auditing and taxation services with one accounting firm.

Arthur Andersen LLP's reports on the Company's November 30, 2000 and 1999 financial statements did not contain an adverse opinion, a disclaimer of opinion nor modified as to uncertainty, audit scope or accounting principles. During those periods and through and including the second quarter of fiscal year 2001 there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in Obie's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in Obie's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in Obie's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in Obie's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related party transactions is included under "Certain Transactions" in Obie's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.
(a)(2)   Exhibits:
         Exhibit Description
3.1      Restated Articles of Incorporation, as amended (1)
3.2      Restated Bylaws, as amended (1)
4.1 See Articles 3, 4 and 8 of Exhibit 3.1 and Articles 1, 2, 5, 6 and 7 of Exhibit 3.2
10.1*    Restated 1996 Stock Incentive Plan (4)
10.2     Form of Indemnification Agreement between Obie and its directors (4)
10.3     Form of Indemnification Agreement between Obie and its officers (4)
10.4     Lease between Obie Industries Incorporated and Obie, dated
         November 12, 1996 (1)
10.5 Amendment, dated July 15, 1997, to lease agreement between Obie Industries Incorporated and Obie (2)
10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among Obie, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents (4)
10.7     Amendment to Loan Agreement, dated January 3, 2000
10.8     Stock Purchase Agreement among Registrant and Philbin & Coine, Inc.
         and Wayne P. Schur dated August 25, 1998 (3)
10.9*    Employment Agreement, dated September 1, 1998, between Obie and
         Wayne P. Schur (4)
10.10*   Amendment to Wayne P. Schur employment agreement
10.11* Non-Qualified Stock Option Agreement, dated September 1, 1998, between Obie and Wayne P. Schur(4)
10.12 Settlement Offer Letter dated September 25, 1998 from Tri-County Metropolitan Transportation District of Oregon to Registrant, signed by the Registrant indicating acceptance (5)
20.1 Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on April 27, 2001 (6)
21.1     List of Subsidiaries (4)
23.1 Consent of Pricewaterhouse Coopers, Independent Public Accountants, for the year ending November 30, 2001
23.2 Consent of Arthur Andersen, Independent Public Accountants, for the years ending November 30, 2000 and 1999

*Management Contract or Compensatory Plan or Arrangement.
(1) Incorporated 'erein by reference from Obie's Registration Statement on Form SB-2 (Registration No. 333-5728-LA), declared effective on November 21, 1996.
(2) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 1997 filed February 27, 1998.
(3)      Incorporated by reference to Obie's Form 8-K filed September 14, 1998.
(4) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 1998 filed March 1, 1999.
(5) Incorporated by reference to Obie's Registration Statement on Form S-1 (Registration No. 333-79367), declared effective on August 10, 1999.
(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Upon written request to Brian B. Obie, CEO and President of Obie Media Corporation, 4211 West 11th Avenue, Eugene, OR 97402, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Obie's reasonable expense in furnishing the exhibit requested.

(b) Reports on Form 8-K. Obie Media filed one report on Form 8-K during the 2001 fiscal year. That report was filed on October 25, 2001 announcing a change in its auditors. On December 6, 2001 the Company also filed a Form 8-K announcing the termination of its advertising contract with the Chicago Transit Authority.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBIE MEDIA CORPORATION

Dated:  February 27, 2002          By/s/ BRIAN B. OBIE
                                     --------------------------------
                                   Brian B. Obie, Chairman, President
                                   and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     PRINCIPAL Executive OFFICER AND DIRECTOR:

Dated:   February 27, 2002           By/s/ Brian B. Obie
                                     Brian B. Obie, Chairman, President
                                     and Chief Executive Officer

                                     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Dated:   February 27, 2002           By/s/ Gary F. Livesay
                                     Gary F. Livesay, Chief Financial Officer

                                     DIRECTORS:

Dated:   February 27, 2002           By/s/ Delores M. Mord
                                     Delores M. Mord, Director

Dated:   February 27, 2002           By/s/ Randall C. Pape'
                                     Randall C. Pape', Director

Dated:   February 27, 2002           By/s/ Stephen A. Wendell
                                     Stephen A. Wendell, Director

Dated:   February 27, 2002           By/s/ Richard C. Williams
                                     Richard C. Williams, Director

EXHIBIT INDEX

Exhibit*
23.1 Consent of Pricewaterhouse Coopers, Independent Public Accountants, for the year ending November 30, 2001

23.2 Consent of Arthur Andersen, Independent Public Accountants, for the years ending November 30, 2000 and 1999

* See Item 14(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.

OBIE MEDIA CORPORATION

Index to Consolidated Financial Statements


Reports of Independent Accountants                                       F-2

Consolidated Balance Sheets as of November 30, 2001 and 2000             F-3

Consolidated Statement of Operations for the years ended
           November 30, 2001, 2000 and 1999                              F-4

Consolidated Statement of Changes in Shareholders' Equity
           for the years ended November 30, 2001, 2000 and 1999          F-5

Consolidated Statement of Cash Flows for the years ended
           November 30, 2001, 2000 and 1999                              F-6

Notes to Consolidated Financial Statements                               F-7

Report of Independent Accountants

To the Board of Directors and Shareholders of Obie Media Corporation:

In our opinion, the accompanying consolidated balance sheets as of November 30, 2001 and the related consolidated statements of operations, changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Obie Media Corporation and its subsidiaries at November 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of November 30, 2000 and for the each of the two years in the period ended November 30, 2000 and 1999 were audited by other independent accountants whose report dated February 19, 2001 expressed an unqualified opinion on those statements.


/s/PRICEWATERHOUSE COOPERS LLP
Pricewaterhouse Coopers LLP


February 15, 2002

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Obie Media Corporation:

We have audited the accompanying consolidated balance sheets of Obie Media Corporation (an Oregon corporation) and subsidiaries as of November 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Obie Media Corporation and subsidiaries as of November 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Arthur Andersen LLP


Portland, Oregon
February 19, 2001




                                      F-2a

OBIE MEDIA CORPORATION

Consolidated Balance Sheets
As of November 30, 2001 and 2000

                                                                                          2001               2000
ASSETS
           CURRENT ASSETS
                    Cash                                                                  $404,473          $634,633
                    Accounts receivable, net of allowance for doubtful accounts
                      of $1,944,921 and $598,403 respectively                           11,828,554         9,273,682
                    Refundable income taxes                                              1,881,041                 -
                    Prepaid expenses and other current assets                            4,227,021         4,837,954
                    Deferred income taxes                                                1,781,671           419,258
                                                                                        20,122,760        15,165,527

           PROPERTY AND EQUIPMENT, net                                                  16,603,760        16,770,943



           OTHER ASSETS
                    Goodwill, net                                                        5,683,805         6,423,335
                    Other assets, net                                                      822,548           577,066
                                                                                       $43,232,873       $38,936,871

LIABILITIES AND SHAREHOLDERS' EQUITY
           CURRENT LIABILITES
                    Current portion of long-term debt                                     $340,418          $200,888
                    Line of credit                                                       1,697,117                 -
                    Accounts payable                                                     1,202,133         1,014,179
                    Accrued transit fees                                                10,295,314         1,071,254
                    Accrued expenses                                                       668,740           552,327
                    Income taxes payable                                                   286,197           497,504
                    Unearned revenue                                                     1,218,088         1,285,365
                                  Total current liabilities                             15,708,007         4,621,517

           DEFERRED INCOME TAXES                                                         1,461,432         1,360,392

           LONG TERM DEBT, less current portion                                         13,881,200        13,694,941
                                                                                        31,050,639        19,676,850

           MINORITY INTEREST IN SUBSIDIARY                                                  32,899            35,424

           COMMITMENTS (Note 9)

           SHAREHOLDERS' EQUITY
                    Preferred stock, without par value, 10,000,000 shares
                      authorized, no shares issued and outstanding                              -                 -
                    Common stock, without par value, 20,000,000 share
                      authorized, 5,908,577 and 5,896,232 shares issued
                      and outstanding, respectively                                     17,272,128        17,172,128
                    Note receivable on stock options                                                         (59,895)
                    Foreign currency translation                                            11,028            (2,203)
                    Retained earnings(accumulated                                       (5,133,821)        2,114,567
                    deficit)
                                  Total shareholders' equity                            12,149,335        19,224,597
                                                                                       $43,232,873       $38,936,871

The accompanying notes are an integral part of these consolidated balance sheets.

OBIE MEDIA CORPORATION

Consolidated Statements of Operations
For the Years Ended November 30, 2001, 2000 and 1999

                                                                                   2001             2000             1999


           REVENUES:
                    Outdoor advertising                                        $7,168,932       $6,710,996      $5,942,294
                    Transit advertising                                        59,094,444       44,614,802      34,523,332
                        Gross revenues                                         66,263,376       51,325,798      40,465,626
                    Less agency commission                                    (5,980,355)      (4,669,561)     (4,005,600)
                                  Net revenues                                 60,283,021       46,656,237      36,460,026

           OPERATING EXPENSES:
                    Direct advertising expenses                                49,562,195       33,961,087      26,438,100
                    General and administrative                                 10,210,227        6,882,450       4,676,977
                    Depreciation and amortization                               2,077,365        1,870,630       1,512,890
                    Start-up costs                                                352,537          115,632         668,200
                    Contract Settlement                                                                        (1,077,469)
                    Provision for transit contract losses                       6,007,233
                                  Operating income (loss)                     (7,926,536)        3,826,438       4,241,328

           INTEREST EXPENSE                                                     1,337,136        1,120,976         942,316

           INCOME (LOSS) BEFORE INCOME TAXES                                  (9,263,672)        2,705,462       3,299,012

           PROVISION FOR (BENEFIT FROM) INCOME TAXES                          (2,015,284)        1,087,218       1,286,615

           NET INCOME (LOSS)                                                  (7,248,388)        1,618,244       2,012,397

           BASIC NET INCOME (LOSS) PER SHARE                                      ($1.23)            $0.27           $0.40

           DILUTED NET INCOME (LOSS) PER SHARE                                    ($1.23)            $0.27           $0.39

The accompanying notes are an integral part of these consolidated statements

OBIE MEDIA CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended November 30, 2001, 2000 and 1999

                                                                                         Cumulative     Retained
                                                                                            Other       Earnings
                                                       Common Stock            Note      Comprehensive(Accumulated
                                                    Shares       Amount     Receivable      Loss        Deficit)        Total

BALANCE, November 30, 1998                           4,747,833  $7,062,816                             ($1,516,074)    $5,546,742
Issuance of common stock for
  benefit plan and option exercises                      7,434     102,149                                                102,149
Issuance of common stock for
  public offering, net of expenses                   1,100,000   9,704,745                                              9,704,745
Purchase of fractional shares                             (23)       (297)                                                  (297)
Foreign currency translation                                                                   (993)                        (993)
Net income                                                                                                2,012,397     2,012,397

BALANCE, November 30, 1999                           5,855,244  16,869,413           0         (993)        496,323    17,364,743
Issuance of common stock for
  benefit plan and option exercises                     41,060     250,880     (59,895)                                   190,985
Additional expenses of public offering                             (1,837)                                                 (1,837)
Purchase of fractional shares                             (72)       (763)                                                   (763)
Foreign currency translation                                                                 (1,210)                       (1,210)
Income tax benefit of nonqualified
  stock option exercise                                             54,435                                                 54,435
Net income                                                                                              1,618,244       1,618,244

BALANCE, November 30, 2000                           5,896,232  17,172,128     (59,895)      (2,203)    2,114,567      19,224,597
Issuance of common stock for
  benefit plan                                          12,345     100,000                                                100,000
Collection of note receivable                                                   59,895                                     59,895
Foreign currency translation                                                                 13,231                        13,231
Net income (loss)                                                                                      (7,248,388)     (7,248,388)

BALANCE, November 30, 2001                           5,908,577 $17,272,128          $0      $11,028   ($5,133,821)    $12,149,335

The accompanying notes are an integral part of these consolidated statements.

OBIE MEDIA CORPORATION

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2001, 2000 and 1999

                                                                                     2001           2000            1999

CASH FLOWS FROM OPERATING ACTIVITES:
           Net income (loss)                                                      ($7,248,388)      $1,618,244     $2,012,397
           Adjustments to reconciled net income to net cash provided
             by (used in) operating activities:
                    Depreciation and amortization                                    2,077,365       1,870,630      1,512,890
                    Contract Settlement                                                      -               0      (527,469)
                    Provision for transit contract losses                            6,007,233
                    Deferred income taxes                                          (1,261,373)         905,154         11,310
                    Income tax benefit of nonqualified stock option exercises                0          54,435
                    Change in assets and liabilities:
                          (Increase) decrease in:
                                         Accounts receivable                       (2,554,872)     (1,255,233)    (1,841,815)
                                         Refundable income taxes                   (1,881,041)
                                         Prepaid expenses and other assets             286,843     (2,462,717)      (967,558)
                          Increase (decrease) in:
                                         Accounts payable                             187,954           14,285        219,626
                                         Accrued expenses                            3,433,240       (370,616)      (522,778)
                                         Unearned revenues                            (67,277)         371,105        209,374
                                         Income taxes payable                        (211,307)          53,588        144,826
                      Net cash provided by (used in )operating activities          (1,231,623)         798,875        250,803

CASH FLOWS FROM INVESTING ACTIVITES:
           Capital acquisitions, net                                               (1,324,931)     (5,230,048)    (3,196,166)
           Other investing activities                                                  (2,525)        (30,769)       (69,219)
                      Net cash used in investing activities                        (1,327,456)     (5,260,817)    (3,265,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of common stock offering                                   0               0     11,000,000
           Costs to issued common stock                                                      0         (1,837)    (1,077,243)
           Proceeds from issuance of common stock options                                    0          99,825         16,221
           Net borrowings on line of credit                                          1,697,117       2,705,717      1,090,657
           Proceeds from long-term debt                                                697,876       4,000,000
           Net payments on long-term debt                                            (139,200)     (1,739,381)    (8,298,600)
           Payments of debt issuance costs                                                   0               0        (7,079)
           Proceeds from common stock note receivable                                   59,895           (763)          (297)
                      Net cash provided by financing activities                      2,315,688       5,063,561      2,723,659

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 13,231         (1,210)          (993)

NET INCREASE (DECREASE) IN CASH                                                      (230,160)         600,409      (291,916)

CASH, beginning of period                                                              634,633          34,224        326,140

CASH, end of period                                                                   $404,473        $634,633        $34,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Issuance of stock to employee benefit plan                                 $100,000         $91,160        $85,928
           Note payable issued to acquire outdoor advertising structures                     -               -         96,000
           Issuance (reduction) of note payable for business acquisition             (232,888)       (339,112)              -
           Issuance of common stock for note receivable                                      -          59,895              -
           Costs associated with financing activities                                        -               -        175,000
           Interest capitalized                                                              -          12,895         14,886

CASH PAID FOR INTEREST                                                               1,336,029       1,042,172        921,998

CASH PAID FOR TAXES                                                                  1,315,626          74,305      1,130,479

The accompanying notes are an integral part of these consolidated statements.

Obie Media Corporation

Notes to Consolidated Financial Statements
November 30, 2001,2000 and 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Obie Media Corporation (the Company) is a full service out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). At November 30, 2001, the Company had 41 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. These transit districts are located in, among other advertising markets: Dallas; Portland, Oregon; Sacramento; Hartford; Ft. Lauderdale; Cincinnati, St. Louis and Vancouver, British Columbia. The Company also operates and generally owns advertising displays on billboards and walls primarily located in Washington, Oregon, California, Montana and Idaho. On August 16, 1999, the Company completed a secondary offering of 1,100,000 shares of its common stock, raising $9,702,908, net of expenses of $1,297,092. The net proceeds were used primarily to reduce previously outstanding debt.

Basis of Presentation

The consolidated financial statements include the Company, its wholly owned subsidiary, Obie Media Limited, and its 50% owned subsidiary, OB Walls, Inc. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiary, Obie Media Limited, are translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. The effect of the foreign currency translation was insignificant for the years ended November 30, 2001, 2000 and 1999.

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

At November 30, 2001, the Company had agreements with 41 transit districts. Customers advertising on transit vehicles owned by the seven largest transit districts, excluding Chicago, of Dallas; Portland, Oregon; British Columbia; St. Louis; Sacramento; Cincinnati and Hartford represented approximately 58.8 percent of the Company's total net revenues for the year ended November 30, 2001. The net revenues from the Chicago Transit Authority contract amounted to $19.0 million, approximately 31.7% of the Company's net revenue for the year ended November 30, 2001. This contract was cancelled effective November 30, 2001 (See note 3). No single advertising customer represented 10 percent or more of the Company's revenues for any of the periods presented in the accompanying financial statements.

Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount(Notes 8 and 9).

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 2001 and 2000, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximations. Changes in the methodologies and assumptions could significantly affect the estimates.

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

Goodwill and Other Long-Lived Assets

On September 1, 1998 the Company acquired all of the outstanding stock of Philbin & Coine, Inc., a New York corporation doing business as P & C Media (P &
C). Goodwill resulting from the P&C acquisition is being amortized over 15 years using the straight-line method and is net of accumulated amortization of $1,679,192 and $1,172,550 at November 30, 2001 and 2000, respectively. Goodwill and other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired. Evaluations are based on undiscounted projected earnings. If the valuation indicates that undiscounted earnings are insufficient to recover the recorded assets, then the projected earnings are discounted to determine the revised carrying value and a write-down for the difference is recorded.

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

Earnings Per Share

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. Such amounts have been retroactively adjusted to reflect the 11-for-10 stock split which occurred in November 1999 (Note 8).

Following is a reconciliation of basic EPS and diluted EPS:

                                                Year Ended November 30, 2001
                                            -----------------------------------
                                                                      Per Share
                                             (Loss)       Shares      Amount
                                            ----------   ---------    ---------
Basic EPS-
   Income available to common shareholders $(7,248,388)  5,904,146      ($1.23)
Effect of dilutive Securities-
   Stock options                                     -
                                            ----------   ---------
Diluted EPS-
   Income available to common shareholders $(7,248,388)  5,904,146      ($1.23)
                                             =========   =========

                                                Year Ended November 30, 2000
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
                                            ==========   =========

At November 30, 2001, 2000 and 1999, the Company had options covering 673,736, 174,833 and 75,593 shares, respectively, of the Company's common stock that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive income does not materially differ from currently reported net income in the periods presented.

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

New Accounting Pronouncements

In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137 - "Accounting for Derivative Instruments and Hedging Activities" - ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 30, 2000. The Company adopted SFAS 133, 137 and 138 for its fiscal year beginning December 1, 2000. The Company does not currently have any derivative instruments nor does it participate in hedging activities, and therefore the adoption of these standards did not have any impact on its financial statements or results of operations.

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS is not yet determinable, but may be material.

Reclassifications

Certain amounts previously reported in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement classifications which had no impact on net income or shareholders'equity.

2.       PROVISION FOR TRANSIT CONTRACT LOSSES

The Company is in the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder the Company's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have resulted in higher than acceptable direct advertising expense levels, and are primarily responsible for the operating losses reported for the year ended November 30, 2001.

The Company is currently negotiating modifications to those contracts and believes it will be substantially successful in doing so. A $6.0 million provision for transit contract losses, including a $5.2 million accrual for transit fees has been recorded for fiscal year 2001.

As of February 15, 2002, contracts accounting for (excluding Chicago) 23.3% of 2001 gross transit revenues have been successfully renegotiated, and contracts accounting for 14.6% of those gross revenues are under negotiation. In addition, contracts accounting for 15.1% of those revenues will expire in March 2002 and will be subject to a rebidding process.

3.       CONTRACT TERMINATION

On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA are in the process of negotiating a settlement for fiscal 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company during fiscal 2001. The Company believes that amounts accrued, including the transit loss accrual, will be sufficient to cover the settlement with the CTA.


4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                         November 30,
                                                 ----------------------------
                                                      2001           2000
                                                 -------------  -------------
           Prepaid commissions                   $           -  $   1,174,303
           Prepaid leases                              488,154        468,249
           Transit advertising production costs      2,645,093      1,811,217
           Other                                     1,093,774      1,384,185
                                                 -------------  -------------
                                                 $   4,227,021  $   4,837,954
                                                 =============  =============
5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                      November 30,
                                             ------------------------------
                                                  2001            2000       Asset Lives
                                             --------------  --------------  ----------
         Outdoor advertising structures      $   18,016,711  $   17,409,636     20 years
         Other equipment and leaseholds           6,467,524       5,749,667   5-20 years
                                             --------------  --------------
                                                 24,484,235      23,159,303
            Less- Accumulated depreciation        7,880,475       6,388,360
                                             --------------  --------------
                                             $   16,603,760  $   16,770,943
                                             ==============  ==============

6. FINANCING ARRANGEMENTS

Long-term debt consists of the following:
                                                                                  November 30,
                                                                            ----------------------
                                                                               2001        2000
                                                                            ----------  ----------
Term loan with U.S. Bank National Association (U.S. Bank), with quarterly reducing availability, interest at prime rate plus 3% (7.75%
   at November 30, 2001); maximum available of $15,600,000 as of
   November 30, 2001; the loan is collateralized by substantially
   all of the Company's assets                                              $13,892,818 $13,194,941
Note payable to former shareholder of P&C in certain monthly
   installment payments without interest due March, 2003                        324,800     660,888
Note payable plus interest at 8%,                                                 4,000      40,000
                                                                             ----------   ---------
                                                                             14,221,618  13,895,829
         Less- Current portion                                                  340,418     200,888
                                                                             ----------   ---------
                                                                            $13,881,200 $13,694,941
                                                                             ==========  ==========

The Company also has a $6,000,000 operating line of credit with U.S. Bank. The interest rate is at U.S. Bank's prime rate plus 3% (7.75% percent at November 30, 2001) and the line is collateralized by receivables, equipment, inventory and contract rights. The outstanding balance on this line of credit at November 30, 2001 was $1,697,117. The outstanding balance at November 30, 2000 of $5,211,251 has been reclassified into the term loan in accordance with refinancing arrangements consummated subsequent to that date.

The aggregate principal payments due on the above debt subsequent to November 30, 2001, are:

       Fiscal Year Ending
         November 30,
       ------------------

             2002                   340,418
             2003                 2,481,200
             2004                 2,600,000
             2005                 3,200,000
             2006                 3,200,000
          Thereafter              2,400,000
                                -----------
                                $14,221,618
                                ===========

The US Bank loan agreements contain certain restrictive covenants and required ratios. As of November 30, 2001 the Company was out of compliance with certain of the ratios, and has received a waiver of such violations from the bank. On February 14, 2002 US Bank and Obie agreed to a revised credit facility which included modified financial ratio covenants. The credit facility requires the execution and delivery of definitive transaction documentation and the Company's continuing compliance with the revised covenants.

7.  INCOME TAXES

The provision for income taxes for the years ended November 30, 2001, 2000 and 1999 was comprised of the following:

                                                      November 30,
                                        --------------------------------------
                                            2001          2000         1999
                                        ------------   ----------   ----------
Provision for income taxes (benefit)
   Current                              $  (753,911)   $  182,064   $1,275,305
   Deferred                              (1,261,373)      905,154       11,310
                                        ------------   ----------   ----------
      Total provision (benefit)         $(2,015,284)   $1,087,218   $1,286,615
                                        ============   ==========   ==========

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

Current deferred tax assets:
   Deferred revenue                     $   784,421    $1,129,329   $  851,800
   Allowance for doubtful accounts          735,504       239,361      115,142
   Accrued expenses and other               261,756        92,576       59,244
                                        ------------   ----------   ----------
      Total current deferred tax assets   1,781,681     1,461,266    1,026,186

Non-current deferred tax assets:
   Net operating loss carryforward        1,096,677
   Valuation allowance                   (1,096,677)
                                        ------------   ----------   ----------
      Total non-current deferred tax assets       0             0            0
                                        ------------   ----------   ----------

Current deferred tax liabilities:
   Prepaid fees and other                (1,042,008)      (66,759)
   Valuation allowance
                                        ------------   ----------   ----------
      Net current deferred tax assets   $ 1,781,681    $  419,258   $  959,427
                                        ===========    ==========   ==========
Non-current deferred tax liabilities:
   Property and equipment               $ 1,461,432    $1,360,392   $  995,407
                                        ===========    ==========   ==========

The valuation allowance is related to net operating loss carryovers of $2,428,989 which expire in 2021. Income tax expense for the years ended November 30, 2001, 2000 and 1999 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income, as follows:

                                                                    Year Ended
                                                                  November 30,
                                                          -------------------
                                                          2001   2000    1999
                                                          ----   ----    ----
Statutory federal income tax rate                         34.0%  34.0%   34.0%
Increase in income taxes resulting from-
 State and local taxes, net of federal income tax benefit  1.8    4.4     4.0
 Net Operating Loss Valuation Allowance                   (8.9)    -       -
 Other differences, net                                   (5.2)   1.8     1.0
                                                          ----   ----    ----
                Actual income tax rate                    21.7%  40.2%   39.0%
                                                          =====  ====    =====

8.     SHAREHOLDERS' EQUITY

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


Stock Options

On September 1, 1998, the Company granted non statutory stock options to the former shareholder of P&C, as part of the acquisition of P&C (Note 1), exercisable for 151,250 shares of the Company's common stock. Additionally, as part of the acquisition, the Company granted non statutory stock options to the legal counsel of the P&C shareholder exercisable for 12,100 shares of the Company's common stock. Of the 163,350 stock options granted, 24,200 were exercisable on the date of grant at an exercise price of $7.20 per share, and were included in the purchase price for the acquisition of P&C. The remaining 139,150 options granted to the former shareholder of P&C became fully vested in September 2001 in conjunction with his resignation from the Company.

In addition, on October 2, 1996 (amended April 21, 2000), the Company's Board of Directors and shareholders adopted the 1996 Stock Incentive Plan (the Plan), which provides for the issuance of 399,300 shares of common stock pursuant to Incentive Stock Options (ISOs), Nonqualified Stock Options (NSOs), stock bonuses and stock sales to employees, directors and consultants of the Company. During the year ended November 30, 2000, the Company reserved an additional 150,000 shares of the Company's common stock for the issuance of stock options under the Plan, and an additional 100,000 shares in the year ended November 30, 2001. ISOs may be issued only to employees of the Company and will have a maximum term of ten years from the date of grant. The exercise price for ISO's may not be less than 100% of the fair market value of the common stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock at the time of the grant, and the term of the option may not exceed five years. NSOs may be granted at not less than 85% of the fair market value of the common stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Board of Directors' Compensation Committee, which administers the Plan. Activity under the Plan is summarized as follows:

                                                                  Weighted
                                    Shares          Shares         Average
                                 Available for    Subject to      Exercise
                                     Grant          Options        Price
                                 ----------       ----------      --------
BALANCES, November 30, 1998         175,516          210,075         6.77
   Adjustment for stock split        17,551
   Options granted                 (106,281)         106,281        12.27
   Options canceled                  38,358          (38,358)       11.45
   Options exercised                      -           (1,629)        6.01
                                 ----------       ----------
BALANCES, November 30, 1999         125,144          276,369         8.24
   Additional shares provided       150,000                -            -
   Adjustment for stock split        12,515
   Options granted                 (241,490)         241,490         9.29
   Options canceled                  58,429          (58,429)        9.42
   Options exercised                      -          (31,944)        5.00
                                 ----------       ----------
BALANCES, November 30, 2000         104,598          427,486         9.15
   Additional shares provided       100,000                -            -
   Options granted                 (118,833)         118,833         7.08
   Options canceled                  49,243          (49,243)        9.91
                                 ----------       ----------
BALANCES, November 30, 2001         135,008          497,076         8.59
                                 ==========       ==========

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes the value of all options granted during the years ended November 30, 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                        Year Ended November 30,
                                   ----------------------------------
                                    2001          2000         1999
                                   -------       -------      -------
Risk-free interest rate               5.2%         6.25%        5.50%
Expected dividend yield                 0%            0%           0%
Expected lives                     6 years       6 years      6 years
Expected volatility                 71.51%        66.43%       72.00%

Using the Black-Scholes methodology, the total value of options granted during the years ended November 30, 2001, 2000 and 1999 was $567,565, $1,470,878, and
$895,367, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended November 30, 2001, 2000 and 1999 was $4.78, $6.09, and $8.42, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the proforma disclosures below:

                                              Year Ended November 30,
                    ---------------------------------------------------------------------------
                               2001                    2000                     1999
                    ------------------------  ------------------------  -----------------------
                         As                      As                         As
                      Reported   Pro Forma    Reported     Pro Forma     Reported    Pro Forma
                    -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)   $(7,248,388) $(7,882,465) $1,618,244   $1,295,509   $2,012,397   $1,765,246

Basic net income        $(1.23)        $(1.33)      $0.27       $0.22       $0.40       $0.34
  (loss) per share

Diluted net income      $(1.23)        $(1.33)      $0.27       $0.22       $0.40       $0.34
  (loss) per share

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at November 30, 2001. Options on 497,096 shares were granted under the Company's stock option plan, and options on an additional 176,660 shares were other option grants.

                   Options Outstanding                Options Exercisable
--------------------------------------------------- -------------------------
                                Weighted
                   Number       Average    Weighted     Number       Weighted
   Range of Outstanding at Remaining Average Exercisable at Average Exercise November 30, Contractual Exercise November 30, Exercise
    Prices          2001      Life - Years  Price        2001          Price

$ 5.00 -  5.68      124,827        5.9     $  5.22        93,704      $  5.13
  6.01 -  7.20      183,130       11.5        7.03       144,948         7.16
  8.00 -  8.47      116,771       10.8        8.20         6,252         8.08
  8.68 - 10.97      161,336        8.3        9.39        34,409         9.43
 11.48 - 12.60       51,510        8.9       11.52             -            -
 14.89               36,162        7.8       14.89             -            -
--------------   ----------      ------    --------  -----------    ---------
$ 5.00 - 14.89      673,736        9.1     $  8.18       225,653      $  6.66
 ============       =======        ===     =======    ===========      =======


9.     COMMITMENTS AND CERTAIN RELATED-PARTY TRANSACTIONS

Transit Agreements

Certain transit agreements require the Company to remit to the transit district the greater of a percentage of the related advertising revenues or a guaranteed minimum amount. At November 30, 2001 future guaranteed minimum payments under the transit agreements are as follows:
       Fiscal Year Ending
          November 30,
       ------------------
              2002                  19,370,530
              2003                  17,328,771
              2004                  13,874,548
              2005                   6,351,386
              2006                   1,387,740

Operating Leases

The Company rents office and production space from affiliates. Such rents totaled $324,246, $268,262 and $180,311 for the years ended November 30, 2001, 2000 and 1999, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $2,088,505, $1,665,334 and $1,338,141 for the years ended November 30, 2001, 2000 and 1999, respectively.

At November 30, 2001, future minimum lease payments for all operating leases described above are as follows:

       Fiscal Year Ending
          November 30,
       ------------------

             2002                   $2,183,171
             2003                    1,730,288
             2004                    1,549,217
             2005                    1,400,013
             2006                    1,160,077
          Thereafter                   806,500


10.     EMPLOYEE BENEFIT PLAN

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During the years ended November 30, 2001, 2000 and 1999, the Company accrued $100,000, $0 and $100,000 respectively, as a contribution to the plan. In 2001, the Company paid the 2001 contribution through a contribution of 12,345 shares of its common stock to the Plan and the balance in cash. In 1999, the Company paid the 1998 accrued contribution through a contribution of 5,643 shares of its common stock to the Plan and the balance in cash.


11.    GEOGRAPHIC INFORMATION

For geographic information, net revenues are allocated between the United States and Canada, depending on whether the advertising contracts are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented.

                                    Years Ended November 30,
                         ----------------------------------------------
                              2001            2000            1999
                         --------------  --------------  --------------
     Canada              $    6,169,939  $    7,778,061  $    5,275,211
     United States           54,113,082      38,878,176      31,184,815
                         --------------  --------------  --------------
                         $   60,283,021  $   46,656,237  $   36,460,026
                         ==============  ==============  ==============

12.    CONTRACT SETTLEMENT

The Company had a contract to provide advertising sales services to the Tri-County Metropolitan Transit District (Tri-Met) in Portland, Oregon, which, by its terms, was scheduled to expire in June 2001. The Company originally began serving Tri-Met in January 1994, pursuant to a five-year agreement, which was later extended for an additional two years. The Federal Transit Administration
(FTA), which provides substantial monies to transit districts, has taken the position that transit advertising contracts may not exceed five years in length. At the request of the FTA, Tri-Met and the Company agreed that the Company's agreement with Tri-Met was to terminate on June 30, 1999 and in December 1998 entered into an agreement to compensate the Company for early termination of the existing contract. The total amount of the contract settlement was $1,077,469 and is included as an offset in operating expenses in the accompanying consolidated statement of operations for the year ended November 30, 1999.

In anticipation of the termination of the Company's transit district agreement, Tri-Met solicited proposals for the operation of the Portland transit district. In September 1999, the Company began a new contract with Tri-Met.

13.      DEBT FINANCING ARRANGEMENTS AND LIQUIDITY

The Company experienced a net loss of $7,248,388 and negative cash flow from operations of $1,231,623 during the year ended November 30, 2001. Despite the unfavorable loss, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company's line of credit becomes due on February 3, 2003. Company borrowings at November 30, 2001 were $15,918,735 on an asset base of $43,232,873. The Company expects that operations will continue for 2002 with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the bank line of credit. If operations are not consistent with management's plan, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required, or if available, will be on terms satisfactory to the Company.