Form 10-K/A
period 2001-11-30
OBIE MEDIA CORP
filed 2002-03-01
CIK 1025169

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             AMEMNDMENT NUMBER 1 TO
                                    FORM 10-K



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

                                PRELIMINARY NOTE

THE SOLE PURPOSE OF THIS AMENDMENT IS TO REVISE PAGE F-2A OF THE ORIGINAL REPORT ON FORM 10-K THAT WAS SUBMITTED FEBRUARY 27, 2001

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Obie Media Corporation:


We have audited the accompanying consolidated balance sheet of Obie Media Corporation (an Oregon corporation) and subsidiaries as of November 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

OBIE MEDIA CORPORATION

Dated:  February 28, 2002          By/s/ BRIAN B. OBIE
                                     --------------------------------
                                   Brian B. Obie, Chairman, President
                                   and Chief Executive Officer