Form 10-Q
period 2002-02-28
OBIE MEDIA CORP
filed 2002-04-12
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:     February 28, 2002
                                            -------------------------

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

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X].No [].

     As of April 1, 2002 5,908,577 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART 1 - FINANCIAL INFORMATION                                           Page
------------------------------                                           ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of February 28, 2002 and
                  November 30, 2001                                        2

         Consolidated Statements of Operations for the three months
                  ended February 28, 2002 and 2001                         3

         Consolidated Statement of Cash Flows for the three months
                  ended February 28, 2002 and 2001                         4

         Notes to Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submissions of Matters to Vote of Security Holders               11

Item 6.  Exhibits and Reports on Form 8-K                                 11

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                             February 28,       November 30,
                                                 2002               2001
                                          ------------------  ----------------
CURRENT ASSETS:
    Cash                                       $    356,698      $    404,473
    Accounts receivable, net                      9,053,893        11,828,554
    Prepaids and other current assets             4,542,136         4,227,021
    Refundable income taxes                       1,881,041         1,881,041
    Deferred income taxes                         1,781,671         1,781,671
                                         ------------------  ----------------
        Total current assets                     17,615,439        20,122,760

Property and equipment, net                      16,635,119        16,603,760
Goodwill, net                                     5,558,211         5,683,805
Other assets                                        795,137           822,548
                                          ------------------  ----------------
                                               $ 40,603,906      $ 43,232,873
                                          ==================  ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt          $  1,736,418      $    340,418
    Line of credit                                2,307,117         1,697,117
    Accounts payable                                564,156         1,202,133
    Accrued expenses                                448,917           668,740
    Accrued transit fees                          8,924,218        10,295,314
    Income taxes payable                                  -           286,197
    Unearned revenue                              1,270,383         1,218,088
                                          ------------------  ----------------
        Total current liabilities                15,251,209        15,708,007

Deferred income taxes                             1,461,432         1,461,432
Long-term debt, less current portion             13,220,300        13,881,200
                                          ------------------  ----------------
       Total liabilities                         29,932,941        31,050,639
                                          ------------------  ----------------

Minority interest in subsidiary                      32,899            32,899
                                          ------------------  ----------------

Shareholders' equity:
    Preferred stock, without par value,
      10,000,000 shares authorized, no shares
      issued or outstanding                      17,272,890        17,272,128
    Common stock, without par value;
      20,000,000 shares authorized, 5,908,577
      issued and outstanding                         19,981            11,028
    Foreign currency translation                 (6,654,805)       (5,133,821)
                                          ------------------  ----------------
Retained earnings (accumulated deficit)          10,638,066        12,149,335
                                          ------------------  ----------------
        Total shareholders' equity              $40,603,906       $43,232,873
                                          ==================  ================



See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations



                                              Three Months Ended February 28,
                                             -------------------------------
                                                 2002               2001
                                          ------------------- ------------------
REVENUES:
  Transit advertising                             $8,740,053       $10,917,225
  Outdoor advertising                              1,954,701         1,767,273
                                          ------------------- ------------------
  Gross revenue                                   10,694,754        12,684,498
  Less - Agency commissions                        (565,728)          (960,966)
                                          ------------------- ------------------
      Net revenues                                10,129,026        11,723,532

OPERATING EXPENSES:
  Production and installation                      1,835,265         1,426,867
  Transit and outdoor occupancy                    4,184,906         5,818,831
  Selling                                          2,658,051         2,699,544
  General and administrative                       2,080,725         2,055,276
  Start-up costs                                           -           297,136
  Depreciation and amortization                      575,145           491,963
                                          ------------------- ------------------
      Operating loss                             (1,205,066)        (1,066,085)

OTHER (INCOME) EXPENSE:
  Interest expense                                   315,895           283,070
                                          ------------------- ------------------
     Loss before income taxes                    (1,520,961)        (1,349,155)

PROVISION FOR (BENEFIT
FROM) INCOME TAXES                                         -          (548,665)
                                          ------------------- ------------------

NET LOSS                                        ($1,520,961)         $(800,490)
                                          =================== ==================

Earnings per share:
    Basic                                             ($.26)            ($0.14)
    Diluted                                           ($.26)            ($0.14)




See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows



                                                      Three Months Ended February 28,
                                                      ------------------------------
                                                        2002               2001
                                                   ----------------  -----------------
Cash Flows From Operating Activities:
    Net loss                                          $  (1,520,961)      $   (800,490)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                     539,762            491,963
          Changes in assets and liabilities:
                 (Increase) decrease in:
                      Accounts receivable                 2,774,661            (28,032)
                      Prepaid and other assets             (287,727)           (75,410)
                 Increase (decrease) in:
                      Accounts payable                     (637,977)           399,706
                      Accrued expenses                   (1,824,821)          (485,567)
                                                   ----------------  -----------------
             Net cash used in operating activities         (957,063)          (497,830)
                                                   ----------------  -----------------

Cash Flows From Investing Activities:
    Capital expenditures                                   (445,527)          (310,808)
    Other                                                       762             19,796
                                                   ----------------  -----------------
            Net cash used in investing activities          (444,765)          (291,012)
                                                   ----------------  -----------------

Cash Flows From Financing Activities:
    Net borrowings on line of credit                        610,000            400,000
    Borrowings of long-term debt                            800,000                  -
    Payments on long-term debt                              (64,900)           (14,123)
                                                   ----------------  -----------------
            Net cash provided by financing activities     1,345,100            385,877
                                                   ----------------  -----------------

Effect of exchange rate changes on cash                       8,953              1,850

                                                   ----------------  ------------------
Net decrease in cash                                        (47,775)          (401,115)
Cash, beginning of period                                   404,473            634,633
                                                   ----------------  -----------------
Cash, end of period                                   $     356,698       $    233,518
                                                   ================  =================



See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media," the "Company,") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2002 and November 30, 2001, and the results of operations and cash flows of the Company for the three months ended February 28, 2002 and 2001, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements files as part of the Company's November 30, 2001 Form 10-K. This quarterly report should be read in conjunction with such annual report.


2.       Provision for Transit Contract Losses

         The Company is in the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authorities, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder the Company's ability to manage its operating expenses in a weak economic environment, and were the primary reason for the Company's operating loss for the year ended November 30, 2001 (fiscal 2001).

         As of March 10, 2002 contracts (excluding the Chicago Transit Authority), accounting for 23.3% of fiscal 2001 gross transit revenues had been successfully renegotiated, and contracts accounting for an additional 14.6% of those revenues are currently under negotiation. In addition, contracts accounting for approximately 15.1% of fiscal gross 2001 revenues expire at the end of March 2002 and are currently in the bidding process.


3.       Contract Termination

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA are in the process of negotiating a settlement for fiscal 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company. The Company believes that amounts accrued will be sufficient to cover any settlement with the CTA.


4.       Debt Agreements

         The Company's credit arrangements are with US Bank, which includes a $16 million term loan revolver maturing in August 2007 and a $6 million working capital revolver, which are collateralized by substantially all of the assets of the Company. Interest rates on each, at the Company's option, are based upon a range of basis points above either London Inter-Bank Offered rate (LIBOR) or U.S. Bank's prime rate, with the range based upon certain financial ratio requirements. The term revolver does not require any principal payments until the third quarter of the year ending November 30, 2002 (fiscal 2002). The effective rate on the term loan and working capital revolvers at February 28, 2002 was 7.75%. Amounts outstanding under the working capital revolver amounted to $2,307,117 at February 28, 2002.

         The US Bank loan agreements contain certain restrictive covenants and required ratios. As of February 28, 2002 the Company was out of compliance with certain of the ratios, and has received a waiver of such violations from the bank. US Bank and the Company have agreed to a revised credit facility which includes modified financial ratio covenants. The credit facility requires the execution and delivery of definitive transaction documentation and the Company's continuing compliance with the revised covenants. We expect the revised facility documents to be executed during the second fiscal quarter of this year.

5.       Income taxes

         The benefit from income taxes for the three months ended February 28, 2002 and 2001 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as follows:

                                                                                      Three Months ended
                                                                                          February 28,
                                                                                -----------------------------
                                                                                      2002           2001
                                                                                                     ----

         Statutory federal income tax rate                                          (34.0%)          (34.0%)
         Increase in income taxes resulting from:
                  State and local taxes, net of federal income tax benefit           (3.6%)           (4.4%)
                  Net operating loss valuation allowance                             37.6%                -
                  Other differences, net                                                 -            (2.3%)
                                                                                -----------------------------
                           Actual income tax rate                                     0.0%           (40.7%)
                                                                                -----------------------------

         The valuation allowance is related to operating loss carryforwards which expire through 2022.


6.       Earnings Per Share

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:


                                           Three Months Ended
                                              February  28,
                                      -----------------------------
                                           2002            2001
                                      -------------   -------------
Basic shares (weighted average)         5,908,577      5,896,232
Dilutive effect of stock options                -              -
                                      -------------   -------------
Diluted shares                          5,908,577      5,896,232
                                      -------------   -------------

At February 28, 2002 the Company had options outstanding covering 673,736 shares of the company's common stock that were not considered in the dilutive EPS since they would have been antidilutive.


7.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income (loss) for the three month periods ended February 28, 2002 and 2001.

8.       New  Accounting Pronouncements

         On June 30,  2001,  the FASB  issued  SFAS  142,  "Goodwill  and  Other
Intangible Assets", which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 has not yet been determined.


9.       Reclassifications

         Certain  amounts  previously   reported  in  the  Company's   financial
statements as of February 28, 2001 have been reclassified to conform to the current fiscal year presentation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion includes certain forward-looking statements that involve a number of risks and uncertainties. Obie's actual results could differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include: failure to conclude favorable negotiations on pending transactions with existing transit agency partners or to successfully assimilate expanded operations; potential impairments of liquidity or capital resources; inability to generate sufficient advertising revenues to meet contractual guarantees; inability to renew existing lending arrangements as they expire; potential for cancellation or interruption of contracts with governmental agencies; a further decline in the demand for advertising in the areas where we conduct our business, or a deterioration of business conditions generally in those areas; slower than expected acceptance of our innovative display products; competitive factors, including increased competition and price pressures; changes in the seasonality of our business; and changes in regulatory or other external factors; as well as those factors listed from time to time in Obie's SEC reports, including, but not limited to, the factors discussed in this quarterly report. You should recognize that these forward-looking statements, which speak only as of the date of this quarterly report, reflect management's expectations based on information available as of that date; you should not construe our forward-looking statements as assurances of future performance. We do not intend to update our forward-looking statements except as required by law.

Recent Developments

         The Company is in the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authorities, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder the Company's ability to manage its operating expenses in a weak economic environment. These high minimum payment requirements have resulted in higher than acceptable direct advertising expense levels, and were primarily responsible for the operating losses reported during the year ended November 30, 2001 (fiscal 2001).

         As of March 10, 2002 contracts (excluding the Chicago Transit Authority) accounting for 23.3% of fiscal 2001 gross transit revenues had been successfully renegotiated, and contracts accounting for an additional 14.6% of those revenues are currently under negotiation. In addition, contracts accounting for approximately 15.1% of fiscal 2002 gross revenues expire at the end of March 2002 and are currently in the bidding process.

         The Company's credit facility arrangement with US Bank provides for a $16.0 million term revolver maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. The credit facility is collateralized by substantially all of the assets of Obie and its subsidiaries. The term revolver does not require any principal payments until third quarter of fiscal 2002. As of February 28, 2002 we were not in compliance with our operating covenants in our existing credit facility that relate to certain financial ratios, and U.S. Bank has granted us a waiver of that non compliance. U.S. Bank and the Company have agreed to a revised credit facility which includes modified financial ratio covenants. The revised agreement extends the term of the credit facility through February 2003. The credit facility requires the execution and delivery of definitive transaction documentation and the Company's continued compliance with the revised covenants. Management can provide no assurances that U.S. Bank will continue to renew our credit arrangements as they expire.

         During the first quarter of 2002 the Company acquired, at a cost of approximately $200,000, additional digital production printing equipment. This purchase supplements existing equipment used to produce transit and outdoor advertising display content. This additional capacity will allow us to produce, for our customers, a significant amount of product previously subcontracted to outside vendors. The purchase was financed using the credit facilities described above.


Comparison of the Three Months Ended February 28, 2002 and 2001

         Gross revenues decreased $2.0 million, or 15.7%, to $10.7 million for the three months ended February 28, 2002 from $12.7 million for the comparable period in fiscal 2001. Transit revenues decreased $2.2 million, or 19.9%, to $8.7 million for the three months ended February 28, 2002 from $10.9 million for the first quarter of fiscal 2001. This decrease was due to continuing weakness in the media economy, and the fact that the first quarter of 2001 included $2.3 million of revenues associated with the Chicago Transit Authority Contract that was terminated in December 2001. Outdoor advertising revenues increased $200,000, or 10.6%, to $2.0 million for the first quarter of fiscal 2002 from $1.8 million for the comparable period of 2001. Agency commissions decreased $395,000, or 41.1%, to $566,000 for the three months ended February 28, 2002 from $961,000 for the first quarter of fiscal 2001, primarily due to the loss of revenues associated with the Chicago contract. As a result of the foregoing reasons, net revenues decreased $1.6 million, or 13.6%, to $10.1 million for the three months ended February 28, 2002 from $11.7 million for the comparable period in fiscal 2001.

         Direct advertising expenses decreased $1.2 million, or 12.7%, to $8.7 million for the three months ended February 28, 2002 from $9.9 million for the comparable period in fiscal 2001. Direct advertising expenses, as a percentage of gross revenues, was approximately 85% for both the first quarter of fiscal 2002 and for the same period in fiscal 2001. We expect direct advertising expenses to decrease as a percentage of gross revenues during the remainder of fiscal 2002 due to seasonal fluctuations in transit revenues.

         General and administrative expenses was unchanged at $2.1 million for the three months ended February 28, 2002 as compared to the comparable period in fiscal 2001. General and administrative expenses, as a percentage of gross revenues, increased to 20.5% for the three months ended February 28, 2002 from 17.5% for the same period in fiscal 2001. We expect general and administrative expenses to decrease as a percentage of gross revenues during the remainder of fiscal 2002 due to the seasonal fluctuations in transit revenues.

         The Company incurred no start up costs for the period ended February 28, 2002 as compared to costs of $297,000 in the comparable period in fiscal 2001. Start-up costs include expenses incurred in new markets prior to the time the Company begins its sales operations, as well as costs incurred in obtaining new transit district contracts. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts. The costs in the first quarter of 2001 were attributable to new market operations in Chicago, Tampa and San Antonio.

         Depreciation and amortization expenses increased $83,000, or 16.9%, to $575,000 for the three months ended February 28, 2002 from $492,000 for the comparable period in fiscal 2001.

         Due to the above factors, the Company experienced an operating loss of $1.2 million for the three months ended February 28, 2002 as compared to an operating loss of $1.1 million for the first quarter of fiscal 2001.

         Interest expense increased $33,000, or 11.6% for the three months ending February 28, 2002 to $316,000 compared to $283,000 for the same period of 2001. As a percentage of gross revenues interest expense increased to 3.0% for the three months ending February 28, 2002 from 2.2% in the same period of 2001. This increase was due to an increase in the amount of interest bearing debt and an increase in the effective interest rate on the debt.

         As a result of the foregoing factors the Company realized a net loss before income taxes of $1.5 million for the three months ended February 28, 2002 as compared to a loss of $1.3 million for the same period in fiscal 2001. The company utilized its available federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of $4.6 million. A valuation allowance has been provided for the tax benefit of the entire net operating loss carryforward, and there is no provision or benefit during the quarter ending February 28, 200. The effective tax rate for the three months ending February 28, 2001 was 40.9% due to the effects of foreign and state income taxes.

         As a result of the foregoing factors the Company realized a net loss of $1.5 million during the three months ending February 28, 2002 compared to a net loss of $800,000 for the same period in fiscal 2001.


Liquidity and Capital Resources

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at February 28, 2002 and November 30, 2001 was $2.8 million and $4.4 million, respectively. The decrease in working capital is primarily due to the operating loss during the first quarter of fiscal 2002. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At February 28, 2002, Obie Media had outstanding borrowings of $17.3 million, of which $14.7 million was pursuant to long-term credit agreements, $260,000 pursuant to the agreement to acquire P & C Media in September 1998, and $2.3 million pursuant to our working capital line of credit. The Company's indebtedness is collateralized by substantially all of its assets. See Note 4 to the condensed consolidated financial statements. At February 28, 2002, available borrowing capacity under the line of credit, based on collateralized accounts, was $1.2 million.

         Obie Media's net cash used in operating activities was $957,000 during the three months ended February 28, 2002 as compared to net cash used in operating activities of $498,000 for the same period in fiscal 2001. The change between periods was primarily due to the increase in the net loss.

         Net cash used in investing activities was $445,000 and $291,000 during the three months ended February 28, 2002 and 2001, respectively. The increase in these expenditures during the first three months of fiscal 2002 was principally related to the acquisition of digital printing equipment in the fiscal 2002 period. The Company has no material future commitments for capital expenditures but anticipates that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $1.0 million during the remainder of fiscal 2002.

         Net cash provided by financing activities was $1.3 million and $386,000 during the three months ended February 28, 2002 and 2001, respectively. The increase was primarily the result of borrowings used to finance capital expenditures and operating requirements.

         The Company expects to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. The Company intends to finance future expansion activities using a combination of internal and external sources. The Company believes that internally generated funds and funds available for borrowing under bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations and payment of transit contract loss accruals, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2002. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.


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

PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         No matters were submitted to security holders for vote during the three months ended February 28, 2002.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
     None

(b) On December 6, 2001 the Company filed a Form 8-K announcing the termination of its transit advertising contract with the Chicago Transit Authority. No other Forms 8-K were filed by the Company during the three months ended February 28, 2002.




Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Obie Media Corporation



 Date April 11, 2002                By: /s/ Gary F. Livesay *
                                       -----------------------
                                         Gary F. Livesay
                                         Vice President
                                         Chief Financial Officer


                                    * Signing  on  behalf of the  registrant  as
                                      principal financial and accounting officer