Form 10-Q
period 2002-05-31
OBIE MEDIA CORP
filed 2002-07-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              May 31, 2002
                               -------------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from ___________________to_________________________

                        Commission File Number 000-21623

                             OBIE MEDIA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OREGON                                              93-0966515
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


4211 West 11th Ave., Eugene, Oregon                  97402
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

     As of July 1, 2002, 5,908,577 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I- FINANCIAL INFORMATION                                             Page
-----------------------------                                             ----

Item 1.  Financial Statements

   Consolidated Balance Sheets as of May 31, 2002 and November 30, 2001     2

   Consolidated Statements of Operations for the three month and six
            month periods ended May 31, 2002 and 2001                       3

   Consolidated Statement of Cash Flows for the six months
            ended May 31, 2002 and 2001                                     4

   Notes to Financial Statements                                            5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         14


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                  15

Item  6. Exhibits and Reports on Form 8-K                                   15

OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                         May 31,   November 30,
                                                           2002        2001
                                                     (Unaudited)
                                                    -------------  ------------
CURRENT ASSETS:
    Cash                                              $ 2,410,908   $   404,473
    Accounts receivable, net                            8,571,250    11,828,554
    Prepaids and other current assets                   5,072,999     6,108,062
    Deferred income taxes                               1,781,671     1,781,671
                                                    -------------  ------------
        Total current assets                           17,836,828    20,122,760

Property and equipment, net                            16,384,766    16,603,760
Goodwill, net                                           5,432,616     5,683,805
Other assets                                              867,936       822,548
                                                    -------------  ------------
                                                      $40,522,146   $43,232,873
                                                    =============  ============




CURRENT LIABILITIES:
    Current portion of long-term debt                 $ 4,081,906   $   340,418
    Working capital revolver                            3,287,665     1,697,117
    Accounts payable                                      572,803     1,202,133
    Accrued transit fees                                2,154,981    10,295,314
    Accrued expenses                                      581,921       668,740
    Income taxes payable                                   45,266       286,197
    Unearned revenue                                      805,765     1,218,088
                                                    -------------  ------------
        Total current liabilities                      11,530,307    15,708,007

Deferred income taxes                                   1,461,432     1,461,432
Long-term debt, less current portion                   17,409,260    13,881,200
                                                    -------------  ------------
       Total liabilities                               30,400,999    31,050,639
                                                    -------------  ------------

Minority interest in subsidiary                            32,899        32,899
                                                    -------------  ------------

Shareholders' equity:
  Preferred stock, without par value, 10,000,000 shares
   authorized, no shares issued or outstanding
  Common stock, without par value; 20,000,000 shares
   Authorized, 5,908,577 shares issued and outstanding 17,272,128    17,272,128
  Foreign currency translation                             (7,550)       11,028
  Accumulated deficit                                  (7,176,330)   (5,133,821)
                                                    -------------  ------------
      Total shareholders' equity                       10,088,248    12,149,335
                                                    -------------  ------------
                                                      $40,522,146   $43,232,873
                                                    =============  ============

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended May 31,                Six Months Ended May 31,
                                                    --------------------------            -------------------------------
                                                     2002                2001                2002                2001
                                              -------------------  -----------------  -------------------  -----------------
REVENUES:
  Transit advertising                                $10,449,503        $16,871,405          $19,189,556        $27,788,630
  Outdoor advertising                                  1,735,677          1,887,214            3,690,378          3,654,487
                                              -------------------  -----------------  -------------------  -----------------
  Gross revenue                                       12,185,180         18,758,619           22,879,934         31,443,117
  Less - Agency commissions                            (855,752)        (1,911,562)          (1,421,480)        (2,872,528)
                                              -------------------  -----------------  -------------------  -----------------
      Net revenues                                    11,329,428         16,847,057           21,458,454         28,570,589

OPERATING EXPENSES:
   Production and installation                         1,539,592          1,623,650            3,374,857          3,050,517
  Transit and outdoor occupancy                        4,899,196         10,071,540            9,084,102         15,890,371
  Selling                                              2,583,203          2,485,062            5,241,254          5,184,606
  General and administrative                           1,993,096          2,156,744            4,073,821          4,212,020
  Start-up costs                                               -             27,979                    -            325,115
  Depreciation and amortization                          519,741            505,932            1,094,886            997,895
                                              -------------------  -----------------  -------------------  -----------------
      Operating loss                                   (205,400)           (23,850)          (1,410,466)        (1,089,935)

OTHER (INCOME) EXPENSE:
  Interest expense                                       316,148            375,921              632,043            658,991
                                              -------------------  -----------------  -------------------  -----------------
     Loss before income taxes                          (521,548)          (399,771)          (2,042,509)        (1,748,926)

INCOME TAX BENEFIT                                             -          (151,261)                    -          (699,926)
                                              -------------------  -----------------  -------------------  -----------------
NET LOSS                                              ($521,548)         ($248,510)         ($2,042,509)       ($1,049,000)
                                              ===================  =================  ===================  =================

Earnings (loss) per share:
    Basic                                                ($0.09)            ($0.04)              ($0.35)            ($0.18)
    Diluted                                              ($0.09)            ($0.04)              ($0.35)            ($0.18)


See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended May 31,
                                                          ------------------------
                                                             2002            2001
                                                        --------------  --------------
Cash Flows From Operating Activities:
    Net loss                                             ($2,042,509)    ($1,049,000)
    Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation and amortization                    1,094,886         997,895
          Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                      3,257,304      (3,914,489)
                  Prepaid and other assets                   989,675      (2,385,702)
              Increase (decrease) in:
                  Accounts payable                          (629,330)        139,413
                  Accrued expenses                        (2,785,058)      3,071,123
                                                        --------------  --------------
             Net cash used in operating activities          (115,032)     (3,140,760)
                                                        --------------  --------------

Cash Flows From Investing Activities:
    Capital expenditures                                    (633,288)     (1,270,089)
                                                        --------------  --------------
            Net cash used in investing activities           (633,288)     (1,270,089)
                                                        --------------  --------------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                        1,590,548       3,229,544
    Borrowings of long-term debt                           1,300,000         700,000
    Payments on long-term debt                              (129,800)        (26,123)
                                                        --------------  --------------
            Net cash provided by financing activities      2,760,748       3,903,421
                                                        --------------  --------------

Effect of exchange rate changes on cash                       (5,993)           (461)

                                                        --------------  --------------
Net increase (decrease) in cash                            2,006,435        (507,889)
Cash, beginning of period                                    404,473         634,633
                                                        --------------  --------------
Cash, end of period                                       $2,410,908        $126,744
                                                        ==============  ==============


See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie Media"or the "Company,") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2002 and November 30, 2001, and the results of operations and cash flows of the Company for the three and six months ended May 31, 2002 and 2001, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.       Transit Contract Modifications

         The Company has been in the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authorities, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder the Company's ability to manage its operating expenses in a weak economic environment.

         As of July 1, 2002, contracts (excluding the Chicago Transit Authority) accounting for 42% of fiscal 2001 gross transit revenues, had been successfully renegotiated or rebid, and contracts accounting for an additional 14% of those revenues are currently under negotiation.

3.       Contract Termination

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA have been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement effective June 1, 2002 resolving the issues.

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in December 2003. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in the accompanying balance sheet. The result is a present value of $15.1 for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

4.       Debt Agreements

         The Company's credit arrangements are with US Bank, which includes a $14.8 million term loan revolver maturing in February 2003 and a $6 million working capital revolver, which are collateralized by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. Interest rates are at U.S. Bank's prime rate plus 3.0%. The effective rate on the term loan and working capital revolvers at May 31, 2002 was 7.75%. Amounts outstanding under the working capital revolver amounted to $3,287,665 at May 31, 2002.

         The US Bank loan agreements contain certain restrictive covenants and required ratios. As of May 31, 2002 the Company was out of compliance with certain of the ratios and covenants, and the bank has indicated they will provide a waiver of such violations.

         The Company has an arrangement with Travelers Casualty & Surety Company of America ("Travelers"), to bond the CTA settlement as well as to provide other bonds required by the Company. The Company and Travelers have entered into a security agreement whereby Travelers maintains a second secured position on certain of the Company's assets, subordinate to the security arrangements with US Bank or any other primary lender.

5.       Income taxes

         The benefit from income taxes for the three months ended May 31, 2002 and 2001 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as follows:
                                                              Six Months ended
                                                                    May 31,
                                                             ------------------
                                                               2002       2001

   Statutory federal income tax rate                          (34.0%)    (34.0%)
   Increase in income taxes resulting from:
     State and local taxes, net of federal income tax benefit  (3.6%)     (4.4%)
     Net operating loss valuation allowance                    37.6%         -
     Other differences, net                                       -       (1.6%)
                                                             -------------------
              Actual income tax rate                            0.0%     (40.0%)
                                                             -------------------

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


6.       Earnings Per Share

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                       Three and six Months Ended
                                                May 31,
                                        -----------------------
                                            2002        2001
                                        ----------   ----------
Basic shares (weighted average)          5,908,577    5,896,232
Dilutive effect of stock options                -            -
                                        ----------   ----------
Diluted shares                           5,908,577    5,896,232
                                        ----------   ----------

At May 31, 2002 the Company had options outstanding covering 713,982 shares of the company's common stock that were not considered in the dilutive EPS since they would have been antidilutive.


7.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net loss for the three and six month periods ended May 31, 2002 and 2001.

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

         In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SGAF121, "Accounting for the Impairment of Long-Lived Assets to be disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 20 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that they be measured at the lower of book value or fair value, less costs to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company does not expect the impact of adopting SFAS 144 to be material.

9.       Reclassifications

         Certain  amounts  previously   reported  in  the  Company's   financial
statements as of November 30, 2001 have been reclassified to conform to the current fiscal year presentation.

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

Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Obie's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to bad debts, valuation of long-lived assets and goodwill, provision for transit contract losses and income taxes. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. Obie maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Obie's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Obie assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value of long-lived assets and/or goodwill may not be recoverable. If one or more indicators of impairment were to occur and it became apparent that the carrying value of long-lived assets and/or goodwill may not be recoverable, any impairment would be based on a projected discounted cash flow method. Obie records provisions for contract losses, when appropriate, to accrue for amounts estimated to be due related to contract negotiations, modifications and terminations. If negotiations, modifications and settlements do not get resolved in the amounts currently estimated, additional accruals may be required. Obie records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Should Obie determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Recent Developments

         The Company is continuing the process of restructuring its business model regarding transit fee arrangements with transit authorities. Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authorities, the balance retained by the Company), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder the Company's ability to manage its operating expenses in a weak economic environment.

         As of July 1, 2002 contracts (excluding the Chicago Transit Authority), accounting for 42% of fiscal 2001 gross transit revenues had been successfully renegotiated or rebid, and contracts accounting for an additional 14% of those revenues are currently under negotiation.

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA have been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement effective June 1, 2002 resolving the issues.

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in December 2003. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in the accompanying balance sheet. The result is a present value of $15.1 for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

         The Company's credit arrangements are with US Bank, which include a $14.8 million term loan revolver maturing in February 2003 and a $6 million working capital revolver, which are collateralized by substantially all of the assets of the Company. The term loan revolver limit decreases quarterly through the maturity date. Interest rates are at U.S. Bank's prime rate plus 3.0%. The effective rate on the term loan and working capital revolvers at May 31, 2002 was 7.75%. Amounts outstanding under the working capital revolver amounted to $3,287,665 at May 31, 2002.

         The US Bank loan agreements contain certain restrictive covenants and required ratios. As of May 31, 2002 the Company was out of compliance with certain of the ratios and covenants, and the bank has indicated they will provide a waiver of such violations.

         The Company has an arrangement with Travelers Casualty & Surety Company of America ("Travelers"), to bond the CTA settlement as well as to provide other bonds required by the Company. The Company and Travelers have entered into a security agreement whereby Travelers maintains a second secured position on certain of the Company's assets, subordinate to the security arrangements with US Bank or any other primary lender.

Comparison of the Three Months Ended May 31, 2002 and 2001

         Gross revenues decreased $6.6 million, or 35%, to $12.2 million for the three months ended May 31, 2002 from $18.8 million for the comparable period in fiscal 2001. Transit revenues decreased $6.4 million, or 38.1%, to $10.4 million for the three months ended May 31, 2002 from $16.9 million for the second quarter of fiscal 2001. This decrease was principally due to the exit from the Chicago market at the end of fiscal 2001. Outdoor advertising revenues decreased $152,000, or 8.0%, to $1.7 million for the second quarter of fiscal 2002 from $1.9 million for the comparable period in fiscal 2001, primarily as a result of the overall weakness in out of home advertising spending. Agency commissions decreased $1.1 million, or 55.2%, to $856,000 for the three months ended May 31, 2002 from $1.9 million for the second quarter of fiscal 2001, primarily due to the exit from the Chicago market, where sales in 2001 were substantially all subject to agency discount. As a result of the foregoing, net revenues decreased $5.5 million, or 32.8%, to $11.3 million for the three months ended May 31, 2002 from $16.9 million for the comparable period in fiscal 2001.

         Production and installation expenses decreased $84,000, or 5.2% to $1.5 million for the three months ended May 31, 2002, from $1.6 million for the comparable period in fiscal 2001. The decrease is a net result of a reduction in installation costs relative to the exit from the Chicago market coupled with an increase in in-house production revenues and related costs relative to the remaining transit markets.

         Transit and outdoor occupancy expenses, which include fees to transit agencies and lease costs for billboard sites, decreased $5.2 million, or 51.4%, to $4.9 million for the three months ended May 31, 2002, from $10.1 million for the comparable period in fiscal 2001. This also resulted in a reduction of these expenses to 43.2% of net revenues for the three month period in 2002 as compared to 59.8% of net revenues for the comparable period of fiscal 2001. The decrease was due both to the exit from the Chicago transit market as well as transit fee reductions in other markets as described under recent developments above.

         Selling expenses increased $98,000, or 3.9% to $2.6 million for the three months ended May 31, 2002, from $2.5 million for the comparable period in fiscal 2001. The net increase incorporated a reduction in expenses relative to the exit from the Chicago market and an increase in recruiting and training costs in other markets. These expenses, as a percentage of net revenues, increased to 22.8% of net revenue for the three month period of fiscal 2002 as compared to 14.8% of net revenues in the comparable period of fiscal 2001. This change was primarily due to the exit from the Chicago market where selling expenses were limited to direct charges relative to the primarily national revenues in that market. We expect this ratio to remain substantially constant for the remainder of the fiscal year.

         General and administrative expenses decreased $164,000, or 7.6%, to $2.0 million for the three months ended May 31, 2002 from $2.2 million for the comparable period in fiscal 2001. The decrease resulted primarily from the exit from the Chicago market. General and administrative expenses, as a percentage of net revenues, increased to 17.6% for the three months ended May 31, 2001 from 12.8% for the same period in fiscal 2001. We expect general and administrative expenses to decease slightly as a percentage of gross revenues during the remaining quarters of fiscal 2002, as a result of anticipated seasonal revenue increases.

         The Company incurred no start up costs during the three months ended May 31, 2002 as compared to $30,000 for the comparable period in fiscal 2001. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $14,000, or 2.8%, to $520,000 for the three months ended May 31, 2002 from $506,000 for the comparable period in fiscal 2001, primarily due to capital expenditures relative to our digital production printing capabilities.

         As a result of the foregoing factors, the Company experienced an operating loss of $205,000 for the three months ended May 31, 2002 compared to an operating loss of $24,000 for the second quarter of fiscal 2001.

         Interest expense decreased $60,000, or 15.9%, to $316,000 for the second quarter of fiscal 2002 from $376,000 for the comparable period in fiscal 2001, due primarily to lower effective interest rates.

         As a result of the foregoing factors the Company realized a net loss before income taxes of $522,000 for the three month period ended May 31, 2002 as compared to a loss of $400,000 for the comparable period in fiscal 2001. The Company utilized its federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of approximately $5.1 million. A valuation allowance has been provided for the tax benefit of the entire net operating loss carryforward, resulting in no income tax provision or benefit for the quarter ended May 31, 2002. The effective tax rate for the comparable period in fiscal 2001 was 37.8%, varying from federal statutory rates because of the effects of state and foreign income taxes.

         As a result of the foregoing factors, the Company realized a net loss of $522,000 for the three months ended May 31, 2002, as compared to net loss of $249,000 for the three months ended May 31, 2001.

Comparison of the Six Months Ended May 31, 2002 and 2001

         Gross revenues decreased $8.6 million, or 27.2%, to $22.9 million for the six months ended May 31, 2002 from $31.4 million for the comparable period in fiscal 2001. Transit revenues decreased $8.6 million, or 30.9%, to $19.2 million for the six months ended May 31, 2002 from $27.8 million for the comparable period of fiscal 2001. This decrease was principally due to the exit from the Chicago market at the end of fiscal 2001. Outdoor advertising revenues were unchanged for the same period. Agency commissions decreased $1.5 million, or 50.5%, to $1.4 million for the six months ended May 31, 2002 from $2.9 million for the first six months of fiscal 2001, primarily due to the exit from the Chicago market, where sales in 2001 were substantially all subject to agency discount. As a result of the foregoing, net revenues decreased $7.1 million, or 24.9%, to $21.5 million for the six months ended May 31, 2002 from $28.6 million for the comparable period in fiscal 2001.

         Production and installation expenses increased $324,000, or 10.6% to $3.4 million for the six months ended May 31, 2002, from $3.1 million for the comparable period in fiscal 2001. The increase is a net result of a reduction in installation costs relative to the exit from the Chicago market coupled with an increase in in-house production revenues and related costs, particularly in the first quarter of fiscal 2002, relative to the remaining transit markets.

         Transit and outdoor occupancy expenses, which include fees to transit agencies and lease costs for billboard sites, decreased $6.8 million, or 42.8%, to $9.1 million for the six months ended May 31, 2002, from $15.9 million for the comparable period in fiscal 2001. This also resulted in a reduction of these expenses to 42.3% of net revenues for the six month period in 2002 as compared to 55.6% of net revenues for the comparable period of fiscal 2001. The decrease was due both to the exit from the Chicago transit market as well as transit fee reductions in other markets as described under recent developments above.

         Selling expenses increased $57,000, or 1.1% to $5.2 million for the six months ended May 31, 2002, substantially the same amount as or the comparable period in fiscal 2001. Incorporated are a reduction in expenses relative to the exit from the Chicago market and an increase in recruiting and training costs in other markets. These expenses, as a percentage of net revenues, increased to 24.4% of net revenue for the six month period of fiscal 2002 as compared to 18.1% of net revenues in the comparable period of fiscal 2001. This change was primarily due to the exit from the Chicago market where selling expenses were limited to direct charges relative to the primarily national revenues in that market. We expect this ratio to reduce slightly for the remainder of the fiscal year in expectation of seasonal increases in advertising revenues.

         General and administrative expenses decreased $138,000, or 3.3%, to $4.1 million for the six months ended May 31, 2002 from $4.2 million for the comparable period in fiscal 2002. The decrease resulted primarily from the exit from the Chicago market. General and administrative expenses, as a percentage of net revenues, increased to 19.0% for the six months ended May 31, 2002 from 14.7% for the same period in fiscal 2001. We expect general and administrative expenses to decrease slightly as a percentage of gross revenues during the remaining quarters of fiscal 2002, as a result of anticipated seasonal revenue increases.

         The Company incurred no start up costs during the six months ended May 31, 2002 as compared to $325,000 for the comparable period in fiscal 2001. The costs in 2001 related to entries into new transit markets, including Chicago, San Antonio, Indianapolis and Tampa. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $97,000, or 9.7%, to $1.1 million for the six months ended May 31, 2002 from $1.0 million for the comparable period in fiscal 2001, primarily due to capital expenditures relative to our digital production printing capabilities.

         As a result of the foregoing factors, the Company experienced an operating loss of $1.4 million for the six months ended May 31, 2002 compared to an operating loss of $1.1 million for the comparable period of fiscal 2001.

         Interest expense decreased $27,000, or 4.1%, to $632,000 for the first six months of fiscal 2002 from $659,000 for the comparable period in fiscal 2001, due primarily to lower effective interest rates.

         As a result of the foregoing factors the Company realized a net loss before income taxes of $2.0 million for the six month period ended May 31, 2002 as compared to a loss of $1.7 million for the comparable period in fiscal 2001. The Company utilized its federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of approximately $5.1 million. A valuation allowance has been provided for the tax benefit of the entire net operating loss carryforward, resulting in no income tax provision or benefit for the six months ended May 31, 2002. The effective tax rate for the comparable period in fiscal 2001 was 40.0%, varying from federal statutory rates because of the effects of state and foreign income taxes.

As a result of the foregoing factors, the Company realized a net loss of $2.0 million for the six months ended May 31, 2002, as compared to net loss of $1.0 million for the six months ended May 31, 2001.

Liquidity and Capital Resources


         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at May 31, 2002 and November 30, 2001 was $6.3 million and $4.4 million, respectively. The increase in working capital is primarily due to a reduction in accrued transit fees payable during the first six months of fiscal 2002. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At May 31, 2002, Obie Media had outstanding borrowings of $24.8 million, of which $15.2 million was pursuant to long-term credit agreements, $203,000 pursuant to the agreement to acquire P & C Media in September 1998, $3.3 million pursuant to our working capital revolver, and $6.1 million relative to the settlement of the Chicago
Transit Authority dispute. The Company's indebtedness is collateralized by substantially all of its assets. See Note 4 to the condensed consolidated financial statements. At May 31, 2002, available borrowing capacity under the line of credit, based on collateralized accounts, was $2.7 million.

         Obie Media's net cash used in operating activities was $121,000 during the six months ended May 31, 2002 as compared to net cash used in operating activities of $3.1 million for the same period in fiscal 2001. The change between periods was primarily due to reductions in accounts receivable and prepaid expenses.

         Net cash used in investing activities was $633,000 and $1.3 million during the six months ended May 31, 2002 and 2001, respectively. The decrease in these expenditures during the first six months of fiscal 2002 was principally related to billboard acquisitions and the acquisition of digital printing equipment in the fiscal 2001 period. The Company has no material future commitments for capital expenditures but anticipates that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $1.0 million during the remainder of fiscal 2002.

         Net cash provided by financing activities was $2.8 million and $3.9 million during the six months ended May 31, 2002 and 2001, respectively. The decrease was primarily the result of reduced utilization of the working capital credit line during the first six months of fiscal 2002.

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

PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         The Company held its annual meeting of shareholders on April 26, 2002. At the meeting Brian Obie, Richard C. Williams, Randall C. Pape, Stephen A. Wendell and Delores M. Mord were elected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                     Votes             Votes
                                       For            Withheld      Abstained
                                    ---------         --------      ---------
         Brian Obie                 5,396,652          11,827           0
         Richard C. Williams        5,396,652          11,827           0
         Randall C. Pape            5,396,652          11,827           0
         Stephen A. Wendell         5,396,652          11,827           0
         Delores M. Mord            5,396,652          11,827           0



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) No reports on Form 8-K were filed by the Company during the six months ended May 31, 2002.



Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Obie Media Corporation



 Date July 10, 2002         By: /s/ GARY F. LIVESAY *
                                -------------------
                                    Gary F. Livesay
                                    Vice President - Chief Financial Officer

                           * Signing on behalf of the registrant as principal
                                financial and accounting officer