Form 10-Q
period 2002-08-31
OBIE MEDIA CORP
filed 2002-10-09
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              August 31, 2002
                               -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from ___________________to____________________________

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

     As of October 1, 2002, 5,908,577 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I- FINANCIAL INFORMATION                                                        Page
-----------------------------                                                        ----
Item 1.  Financial Statements
         Consolidated Balance Sheets as of August 31, 2002 and November 30, 2001        2

         Consolidated Statements of Operations for the three month and nine month
                  periods ended August 31, 2002 and 2001                                3

         Consolidated Statement of Cash Flows for the nine months
                  ended August 31, 2002 and 2001                                        4

         Notes to Financial Statements                                                  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    13


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to Vote of Security Holders                             14

Item  6. Exhibits and Reports on Form 8-K                                              14

Item  7. Certifications                                                                15

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                                 August 31,   November 30,
                                                                    2002          2001
                                                                 Unaudited)
                                                              -------------- --------------
CURRENT ASSETS:
    Cash                                                         $2,325,134       $404,473
    Accounts receivable, net                                      8,552,978     11,828,554
    Prepaids and other current assets                             5,001,975      6,108,062
    Deferred income taxes                                         1,781,671      1,781,671
                                                              -------------- --------------
        Total current assets                                     17,661,758     20,122,760

Property and equipment, net                                      16,129,551     16,603,760
Goodwill, net                                                     5,307,021      5,683,805
Other assets                                                        771,213        822,548
                                                              -------------- --------------
                                                                $39,869,543    $43,232,873
                                                              ============== ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                          $ 3,556,271      $ 340,418
    Working capital revolver                                     4,415,483      1,697,117
    Accounts payable                                               491,075      1,202,133
    Accrued transit fees                                           228,812     10,295,314
    Accrued expenses                                               992,791        668,740
    Income taxes payable                                           131,974        286,197
    Unearned revenue                                             1,075,773      1,218,088
                                                              -------------  -------------
        Total current liabilities                               10,892,179     15,708,007

Deferred income taxes                                            1,461,432      1,461,432
Long-term debt, less current portion                            17,360,011     13,881,200
                                                              -------------  -------------
       Total liabilities                                        29,713,622     31,050,639
                                                              -------------  -------------

Minority interest in subsidiary                                     32,899         32,899
                                                              -------------  -------------

Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        Authorized, 5,908,577 shares issued and outstanding     17,272,128     17,272,128
    Foreign currency translation                                     4,234         11,028
    Accumulated deficit                                        (7,153,340)    (5,133,821)
                                                              -------------  -------------
        Total shareholders' equity                              10,123,022     12,149,335
                                                              -------------  -------------
                                                               $39,869,543    $43,232,873
                                                              =============  =============

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)



                                      Three Months Ended August 31,     Nine Months Ended August 31,
                                     ------------------------------    ------------------------------
                                          2002            2001              2002            2001
                                     --------------  --------------    --------------  --------------
REVENUES:
  Transit advertising                  $11,315,144     $16,907,894       $30,504,700     $45,437,739
  Outdoor advertising                    1,674,650       1,780,273         5,365,028       5,434,760
                                     --------------  --------------    --------------  --------------
  Gross revenue                         12,989,794      18,688,167        35,869,728      50,872,499
  Less - Agency commissions               (913,747)     (1,642,704)       (2,335,227)     (4,515,232)
                                     --------------  --------------    --------------  --------------
      Net revenues                      12,076,047      17,045,463        33,534,501      46,357,267

OPERATING EXPENSES:
  Production and installation            1,675,315       1,993,816         5,050,172       5,785,548
  Transit and outdoor occupancy          5,142,290       9,337,683        14,226,392      25,228,054
  Selling                                2,181,387       3,075,933         7,422,641       8,260,539
  General and administrative             1,887,733       3,382,639         5,960,884       7,594,659
  Start-up costs                                 -           8,251                 -         333,367
  Provision for contract losses                  -       6,007,233                 -       6,007,233
  Depreciation and amortization            547,696         500,025         1,642,582       1,497,920
                                     --------------  --------------    --------------  --------------
      Operating income (loss)              641,626      (7,260,117)         (768,170)     (8,350,053)

OTHER EXPENSE:
  Interest expense                         558,990         300,125         1,191,033         959,115
                                     --------------  --------------    --------------  --------------
     Income (loss) before income
     taxes                                  82,636      (7,560,242)       (1,959,203)     (9,309,168)

INCOME TAX EXPENSE (BENEFIT)
                                            60,316      (1,598,892)           60,316      (2,298,818)
                                     -------------- --------------    --------------  --------------
NET INCOME (LOSS)                          $22,320     ($5,961,350)      ($2,019,519)    ($7,010,350)
                                     ============== ==============    ==============  ==============

Earnings (loss) per share:
    Basic                                    $0.00          ($1.01)           ($0.34)         ($1.19)
    Diluted                                  $0.00          ($1.01)           ($0.34)         ($1.19)


See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Nine Months Ended August 31,
                                                            2002              2001
                                                       ------------      ------------
Cash Flows From Operating Activities:
    Net loss                                           ($2,019,519)      ($7,010,350)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                  1,599,278         1,497,920
          Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                    3,275,576        (2,745,102)
                  Prepaid and other assets               1,106,087        (2,556,089)
              Increase (decrease) in:
                  Accounts payable                        (711,058)         (286,144)
                  Other current liabilities             (3,892,307)        8,617,573
                                                        -----------       -----------
             Net cash used in operating activities        (641,953)       (2,482,192)
                                                        -----------       -----------

Cash Flows From Investing Activities:
    Capital expenditures                                  (748,285)       (1,474,354)
                                                        -----------       -----------
            Net cash used in investing activities         (748,285)       (1,474,354)
                                                        -----------       -----------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                      2,718,366         3,079,181
    Borrowings of long-term debt                         1,300,000           700,000
    Payments on long-term debt                            (696,684)          (32,000)
    Other                                                   (3,999)           57,771
                                                        -----------       -----------
            Net cash provided by financing activities    3,317,683         3,804,952
                                                        -----------       -----------

Effect of exchange rate changes on cash                     (6,794)              829

                                                        -----------       -----------
Net increase (decrease) in cash                          1,920,661          (150,765)
Cash, beginning of period                                  404,473           634,633
                                                        -----------       -----------
Cash, end of period                                     $2,325,134          $483,868
                                                        ===========       ===========




See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The interim financial statements have been prepared by Obie Media Corporation ("Obie" or the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2002 and November 30, 2001, and the results of operations and cash flows of the Company for the three and nine months ended August 31, 2002 and 2001, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 2001 Form 10-K. This quarterly report should be read in conjunction with such annual report.


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

     As of September 1, 2002, contracts accounting for 42% of fiscal 2001 gross transit revenues (excluding the Chicago Transit Authority) had been successfully renegotiated or rebid, and contracts accounting for an additional 14% of those revenues are currently under negotiation.

3.       Contract Termination

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA had been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement effective June 1, 2002 resolving all of the outstanding issues.

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in December 2003. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in the accompanying balance sheet at August 3, 2002. The result is a present value of $15.1 for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

4.       Debt Agreements

         The Company's credit arrangements with US Bank include a $14.8 million term loan revolver maturing in August 2007 and a $6 million working capital revolver and are collateralized by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. Interest rates are at U.S. Bank's prime rate plus 3.0%. The effective rate on the term loan and working capital revolvers at August 31, 2002 was 7.75%. Amounts outstanding under the working capital revolver amounted to $4,415,483 at August 31, 2002.

         The US Bank loan agreements contain certain restrictive covenants and required ratios. As of August 31, 2002 the Company was out of compliance with certain of the ratios and covenants, and the bank has provided a waiver of such violations.

         The Company has an arrangement with Travelers Casualty & Surety Company of America ("Travelers"), to bond the CTA settlement as well as to provide other bonds required by the Company. The Company and Travelers have entered into a security agreement whereby Travelers maintains a second secured position on certain of the Company's assets, subordinate to the security arrangements with US Bank or any other replacement primary lender.

5.       Income taxes

         The Company utilized all of its federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of approximately $5.1 million. A valuation allowance has been provided for the tax benefit of the entire net operating loss carryforward. This results in an income tax provision for the quarter and nine months ended August 31, 2002 that includes only state and foreign taxes. The effective tax rate for the comparable period in fiscal 2001 varied from federal statutory rates because a valuation allowance was established against the net operating loss carryforwards that were generated in 2001.


6.       Earnings Per Share

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:


                                        Three  and Nine Months Ended
                                                  August 31,
                                        -----------------------------
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

At August 31, 2002 the Company had options outstanding covering 713,982 shares of the Company's common stock that were not considered in the dilutive EPS since they would have been antidilutive for the nine months ended August 31, 2002 and the three and nine month periods ended August 31, 2001. For the three months ended August 31, 2002 the exercise prices of the outstanding options were greater than the market price of the common shares and therefore were not considered in dilutive EPS.

7.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net loss for the three and nine month periods ended August 31, 2002 and 2001.

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

         In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 20 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that they be measured at the lower of book value or fair value, less costs to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company does not expect the impact of adopting SFAS 144 to be material.

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

         We have evaluated the Company's disclosure controls and procedures within ninety days ("Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of our knowledge and belief, there have been no significant changes in internal controls or other factors subsequent to the Evaluation Date that could materially affect internal controls and procedures.

         We have evaluated the Company's disclosure controls and procedures within ninety days ("Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of our knowledge and belief, there have been no significant changes in internal controls or other factors subsequent to the Evaluation Date that could materially affect internal controls and procedures.

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

         As of September 1, 2002 contracts accounting for 42% of fiscal 2001 gross transit revenues (excluding the Chicago Tgransit Authority) had been successfully renegotiated or rebid, and contracts accounting for an additional 14% of those revenues are currently under negotiation.

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA had been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement effective June 1, 2002 resolving all of the outstanding issues.

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in December 2003. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.0 million, which is included within long-term debt in the accompanying balance sheet. The result was a present value of $15.1 for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

         The Company's credit arrangements with US Bank include a $14.8 million term loan revolver maturing in August 2007 and a $6 million working capital revolver and are collateralized by substantially all of the assets of the Company. The term loan revolver limit decreases quarterly through the maturity date. Interest rates are at U.S. Bank's prime rate plus 3.0%. The effective rate on the term loan and working capital revolvers at August 31, 2002 was 7.75%. Amounts outstanding under the working capital revolver amounted to $4,415,483 at August 31, 2002.

         The US Bank loan agreements contain certain restrictive covenants and required ratios. As of August 31, 2002 the Company was out of compliance with certain of the ratios and covenants, and the bank has provided a waiver of such violations.

         The Company has an arrangement with Travelers Casualty & Surety Company of America ("Travelers"), to bond the CTA settlement as well as to provide other bonds required by the Company. The Company and Travelers have entered into a security agreement whereby Travelers maintains a second secured position on certain of the Company's assets, subordinate to the security arrangements with US Bank or any other replacement primary lender.

Comparison of the Three Months Ended August 31, 2002 and 2001

         Gross revenues decreased $5.7 million, or 30.5%, to $13.0 million for the three months ended August 31, 2002 from $18.7 million for the comparable period in fiscal 2001. Transit revenues decreased $5.6 million, or 33.1%, to $11.3 million for the three months ended August 31, 2002 from $16.9 million for the third quarter of fiscal 2001. This decrease was principally due to the exit from the Chicago market December 2001. Outdoor advertising revenues decreased $106,000, or 5.9%, to $1.7 million for the third quarter of fiscal 2002 from $1.8 million for the comparable period in fiscal 2001, primarily as a result of the overall weakness in out of home advertising spending. Agency commissions decreased $729,000, or 44.4%, to $914,000 for the three months ended August 31, 2002 from $1.6 million for the third quarter of fiscal 2001, primarily due to the exit from the Chicago market, where sales in 2001 were substantially all subject to agency discount. As a result of the foregoing, net revenues decreased $5.0 million, or 29.2%, to $12.1 million for the three months ended August 31, 2002 from $17.0 million for the comparable period in fiscal 2001

         Production and installation expenses decreased $319,000, or 16.0% to $1.7 million for the three months ended August 31, 2002, from $2.0 million for the comparable period in fiscal 2001. The decrease is a net result of a reduction in installation costs relative to the exit from the Chicago market coupled with an increase in in-house production revenues and related costs relative to the Company's other remaining transit markets.

         Transit and outdoor occupancy expenses, which include fees to transit agencies and lease costs for billboard sites, decreased $4.2 million, or 44.9%, to $5.1 million for the three months ended August 31, 2002, from $9.3 million for the comparable period in fiscal 2001. This also resulted in a reduction of these expenses to 42.6% of net revenues for the three month period in 2002 as compared to 54.8% of net revenues for the comparable period of fiscal 2001. The decrease was due both to the exit from the Chicago transit market as well as transit fee reductions in other markets as described under recent developments above.

         Selling expenses decreased $895,000, or 29.1% to $2.2 million for the three months ended August, 2002, from $3.1 million for the comparable period in fiscal 2001. The decrease was caused by a reduction in expenses relative to the exit from the Chicago market and cost reductions in other markets.

         General and administrative expenses decreased $1.5 million, or 44.2%, to $1.9 million for the three months ended August 31, 2002 from $3.4 million for the comparable period in fiscal 2001. The decrease resulted primarily from the exit from the Chicago market and cost reductions in other markets. General and administrative expenses, as a percentage of net revenues, decreased to 15.6% for the three months ended August 31, 2002 from 19.8% for the same period in fiscal 2001. Throughout this year the Company has been aggressively attacking administrative costs resulting in substantial reductions in certain areas. We expect general and administrative expenses to decease slightly as a percentage of gross revenues during the remainder of fiscal 2002.

         The Company incurred no start up costs during the three months ended August 31, 2002 as compared to $8,000 for the comparable period in fiscal 2001. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         Depreciation and amortization expenses increased $48,000, or 9.5%, to $548,000 for the three months ended August 31, 2002 from $500,000 for the comparable period in fiscal 2001. The increase was primarily due to the additional expense on equipment acquisitions.

         During the third quarter of 2001 the Company reported a provision for transit contract losses of $6.0 million relative to renegotiating the payment terms of certain transit contracts. There was no similar charge in the third quarter of 2002.

         As a result of the foregoing factors, the Company experienced operating income of $415,000 for the three months ended August 31, 2002 compared to an operating loss of $7.3 million for the second quarter of fiscal 2001.

         Interest expense increased $259,000, or 86.2%, to $559,000 for the third quarter of fiscal 2002 from $300,000 for the comparable period in fiscal 2001. The increase was due primarily to discount amortization on payments made relative to the settlement with the Chicago Transit Authority in 2002.

         As a result of the foregoing factors the Company realized net income before income taxes of $83,000 for the three month period ended August 31, 2002 as compared to a loss of $7.6 million for the comparable period in fiscal 2001.

         The Company utilized its federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of approximately $5.1 million. A valuation allowance has been provided for the tax benefit of the entire net operating loss carryforward, resulting in an income tax provision for the quarter ended August 31, 2002 which includes only state and foreign taxes. The effective tax rate for the comparable period in fiscal 2001 was 21.1%, varying from federal statutory rates because net operating loss carrybacks available were not sufficient to offset the entire operating loss before income taxes.

         As a result of the foregoing factors, the Company experienced net income of $22,000 for the three months ended August 31, 2002, as compared to net loss of $6.0 million for the three months ended August 31, 2001.

Comparison of the Nine Months Ended August 31, 2002 and 2001

         Gross revenues decreased $15.0 million, or 29.5%, to $35.9 million for the nine months ended August 31, 2002 from $50.9 million for the comparable period in fiscal 2001. Transit revenues decreased $14.9 million, or 32.9%, to $30.5 million for the nine months ended August 31, 2002 from $45.4 million for the comparable period of fiscal 2001. This decrease was principally due to the exit from the Chicago market in December 2001. Outdoor advertising revenues decreased by $100,000, or 1.3% as compared to the comparable period in 2001. Agency commissions decreased $2.2 million, or 48.3%, to $2.3 million for the nine months ended August 31, 2002 from $4.5 million for the first nine months of fiscal 2001, primarily due to the exit from the Chicago market, where sales in 2001 were substantially all subject to agency discount. As a result of the foregoing, net revenues decreased $12.9 million, or 27.7%, to $33.5 million for the nine months ended August 31, 2002 from $46.4 million for the comparable period in fiscal 2001.

         Production and installation expenses decreased $735,000, or 12.7% to $5.0 million for the nine months ended August 31, 2002, from $5.8 million for the comparable period in fiscal 2001. The decrease is a net result of a reduction in installation costs relative to the exit from the Chicago market coupled with an increase in in-house production revenues and related costs relative to the remaining transit markets.

        Transit and outdoor occupancy expenses, which include fees to transit agencies and lease costs for billboard sites, decreased $11.0 million, or 43.6%, to $14.2 million for the nine months ended August 31, 2002, from $25.2 million for the comparable period in fiscal 2001. This also resulted in a reduction of these expenses to 42.4% of net revenues for the nine month period in 2002 as compared to 54.4% of net revenues for the comparable period of fiscal 2001. The decrease was due both to the exit from the Chicago transit market as well as transit fee reductions in other markets as described under Recent Developments above.

         Selling expenses decreased $838,000, or 10.1% to $7.4 million for the nine months ended August, 2002, from $8.3 million for the comparable period in fiscal 2001. The decrease was caused by a reduction in expenses relative to the exit from the Chicago market and cost reductions in other markets.

         General and administrative expenses decreased $1.6 million, or 21.5%, to $6.0 million for the nine months ended August 31, 2002 from $7.6 million for the comparable period in fiscal 2001. The decrease resulted primarily from the exit from the Chicago market and cost reductions in other markets. General and administrative expenses, as a percentage of net revenues, increased to 17.8% for the nine months ended August 31, 2002 from 16.4% for the same period in fiscal 2001. Throughout this year the Company has been aggressively attacking administrative costs resulting in substantial reductions in certain areas. We expect general and administrative expenses to decease slightly as a percentage of gross revenues during the remainder of fiscal 2002.

         The Company incurred no start up costs during the nine months ended August 31, 2002 as compared to $333,000 for the comparable period in fiscal 2001. The costs in 2001 related to entries into new transit markets, including Chicago, San Antonio, Indianapolis and Tampa. These costs vary depending on the number and size of transit districts that become available for proposal during the period and our success in obtaining new contracts.

         During the first nine months of 2001 the Company reported a provision for transit contract losses of $6.0 million relative to renegotiating the payment terms of certain transit contracts. There was no similar charge in the first three quarters of 2002.

         Depreciation and amortization expenses increased $145,000, or 9.7%, to $1.6 million for the nine months ended August 31, 2002 from $1.5 million for the comparable period in fiscal 2001. The increase was primarily due to the additional expense relative to equipment acquisitions.

         As a result of the foregoing factors, the Company experienced an operating loss of $768,000 for the nine months ended August 31, 2002 compared to an operating loss of $8.3 million for the comparable period of fiscal 2001.

         Interest expense increased $232,000 or 24.2% to $1.2 million for the first nine months of fiscal 2002 from $959,000 for the comparable period in fiscal 2001. The increase was due primarily to discount amortization on payments made relative to the settlement with the Chicago Transit Authority in 2002.

         As a result of the foregoing factors, the Company realized a net loss before income taxes of $2.0 million for the nine month period ended August 31, 2002 as compared to a loss of $9.3 million for the comparable period in fiscal 2001. The Company utilized its federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of approximately $5.1 million. A valuation allowance has been provided for the tax benefit of the entire net operating loss carryforward, resulting in an income tax provision for the nine months ended August 31, 2002 which includes only state and foreign taxes. The effective tax rate for the comparable period in fiscal 2001 was 24.7%, varying from federal statutory rates because net operating loss carrybacks available were not sufficient to offset the entire operating loss before income taxes.

         As a result of the foregoing factors, the Company realized a net loss of $2.0 million for the nine months ended August 31, 2002, as compared to net loss of $7.0 million for the nine months ended August 31, 2001.


Liquidity and Capital Resources

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at August 31, 2002 and November 30, 2001 was $6.8 million and $4.4 million, respectively. The increase in working capital is primarily due to a reduction in accrued transit fees payable during the first nine months of fiscal 2002. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At August 31, 2002, Obie had outstanding borrowings of $25.3 million, of which $14.8 million was pursuant to long-term credit agreements, $142,000 pursuant to the agreement to acquire P & C Media in September 1998, $4.4 million pursuant to our working capital revolver, and $6.0 million relative to the settlement of the Chicago Transit Authority dispute. The Company's indebtedness is collateralized by substantially all of its assets. See Note 4 to the condensed consolidated financial statements. At August 31, 2002, available borrowing capacity under the line of credit, based on collateralized accounts, was $1.6 million.

         Obie's net cash used in operating activities was $642,000 during the nine months ended August 31, 2002 as compared to net cash used in operating activities of $3.1 million for the same period in fiscal 2001. The change between periods was primarily due to reductions in accounts receivable and prepaid expenses in 2002.

         Net cash used in investing activities was $749,000 and $1.3 million during the nine months ended August 31, 2002 and 2001, respectively. The decrease in these expenditures during the first nine months of fiscal 2002 was principally related to billboard acquisitions and the acquisition of digital printing equipment in the fiscal 2001 period. The Company has no material future commitments for capital expenditures but anticipates that our capital expenditures, exclusive of those related to any future acquisitions, may be up to $500,000 during the remainder of fiscal 2002.

         Net cash provided by financing activities was $3.3 million and $3.8 million during the nine months ended August 31, 2002 and 2001, respectively. The decrease was primarily the result of reduced utilization of the working capital credit line during the first nine months of fiscal 2002.

         The Company expects to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. The Company intends to finance future expansion activities using a combination of internal and external sources. The Company believes that internally generated funds and funds available for borrowing under bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations and payment of transit contract loss accruals, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2002. Future acquisitions by Obie, if any, may require additional debt or equity financing.

Seasonality

         Obie's revenues and operating results historically have fluctuated by season, generally following the advertising trends in our major transit markets. Typically, results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year which ends on November 30. Transit advertising operations are more seasonal than outdoor advertising operations as the Company's outdoor advertising display space, unlike its transit advertising display space, is and has been sold nearly exclusively by means of 12-month contracts. The Company believes that the seasonality of revenues and operating results will increase if transit advertising operations continue to expand more rapidly than outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions that have been taken to implement the Company's growth strategy, have contributed to fluctuations in periodic operating results. These fluctuations likely will continue. Accordingly, results of operations in any period may not be indicative of the results to be expected for any future period.

Market Risk

         The Company has not entered into derivative financial instruments.

PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

         No matters were submitted to security holders for vote during the three months ended August 31, 2002.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b) No reports on Form 8-K were filed by the Company during the nine months ended August 31, 2002.






Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Obie Media Corporation



 Date October 8, 2002           By: /s/ GARY F. LIVESAY *
                                   -----------------------------------------
                                    Gary F. Livesay
                                    Vice President - Chief Financial Officer

                                 * Signing on behalf of the registrant as
                                    principal financial and accounting officer

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Obie Media Corporation (the Company ) on Form 10Q for the quarterly period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Gary F. Livesay, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/GARY F. LIVESAY
       Vice President
       Chief Financial Officer



In connection with the Quarterly Report of Obie Media Corporation (the Company ) on Form 10Q for the quarterly period ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Brian B. Obie, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/BRIAN B. OBIE
       President
       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary F. Livesay, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Obie Media Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 8, 2002

                         By: /s/ GARY F. LIVESAY
                             Vice President
                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Brian B. Obie, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Obie Media Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 8, 2002

                              By: /s/ BRIAN B. OBIE
                                 President
                                 Chief Executive Officer