Form 10-K
period 2002-11-30
OBIE MEDIA CORP
filed 2003-02-28
CIK 1025169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the fiscal year ended: November 30, 2002
                                       or

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     For the transition period from       to

                        Commission file Number: 000-21623


                             OBIE MEDIA CORPORATION

                   4211 West 11th Avenue, Eugene, Oregon 97402
                   -------------------------------------------
                    (Address of principal executive offices)

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

         [ X ] Yes        [  ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year:  $44,758,996

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $20,089,162 aggregate market value as of December 31, 2002, based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,908,577 shares of Common Stock, without par value, on February 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2003.

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

Unless otherwise indicated, the information contained in this Annual Report has been restated to give retroactive effect to 11-for-10 stock splits declared in October 1997, November 1998 and November 1999. Unless the context otherwise requires, references in this Annual Report to "Obie Media," the "Company," "we," "us" or "our" are to Obie Media Corporation, its subsidiaries, and the management personnel of those entities. Some information in this Annual Report has been derived from government and industry sources. Although management believes this information is reliable, it has not been independently verified.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Obie Media Corporation is an out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays such as billboards and wallscapes. As of November 30, 2002, we had 36 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays.

The markets in which these transit districts are located include nine of the 30 largest U.S. markets (as defined by DMA, or demographic market area)--Dallas; Portland, Oregon; Sacramento; Hartford; Ft. Lauderdale; St. Louis; Tampa; Indianapolis; and Kansas City--and the third largest Canadian market, Vancouver, British Columbia. Since our initial public offering in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 7,000. We also operate and generally own over 1,200 advertising displays on billboards and walls primarily in Washington, Oregon, California, Montana, Wyoming and Idaho. Obie was formed in 1987 as a subsidiary of Obie

Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business. To facilitate its IPO, Obie was separated from Obie Industries in November 1996.

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

Agreements with transit districts are generally awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district. A transit agreement typically requires the transit advertising operator to guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by the operator's use of the district's vehicles. These expenses appear on our financial statements included under the heading "Occupancy" expenses and totaled in aggregate $18,558,670 in fiscal 2002.

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

OBIE MEDIA STRATEGY

Obie Media's overall business strategy is to expand upon our national presence to become a leader in the out-of-home advertising industry. Our strategy is to increase revenues and improve profitability by providing local, regional and national advertisers with efficient access to one or multiple markets. The following are components of our strategy:

o DEVELOP REGIONAL OPERATING CENTERS. We seek to increase revenues, profitability and operating efficiencies by developing and using regional operating centers, or hubs. In developing hubs, we seek to establish an initial base of operations in a geographic region by obtaining exclusive agreements with one or more significant transit districts. We then seek to expand our market presence by bidding for contracts with other transit districts in that region and by expanding the range of non-transit products and services we can offer there. We believe this hub strategy will help us grow revenue and reduce costs by enabling us to provide sales and administrative services efficiently to several intra-regional markets from one strategically located operating base.

o ACQUIRE ADDITIONAL TRANSIT ADVERTISING AGREEMENTS. We believe that by acquiring additional transit advertising agreements we can increase our operating efficiencies and geographic diversity while creating additional bases from which to achieve further market penetration. We expect to experience increased revenue and profitability from additional transit agreements as we continue to implement our direct sales and product strategies.

o MAINTAIN A SIGNIFICANT, PROACTIVE SALES FORCE. We believe we can increase display occupancy levels by developing, training and retaining a significant, proactive sales force that sells directly to local advertisers and, more traditionally, to advertising agencies, thereby maximizing our advertising revenues. We believe our ratio of sales personnel to display inventory is higher than the industry average. We devote significant resources to recruit and train individuals who will excel in our culture and in our expected competitive environment. The sales force is motivated by an incentive-based compensation program and supported by a network of experienced local managers who operate under a centrally coordinated marketing plan. Management believes the size, quality and motivation of Obie's sales force afford us a competitive advantage.

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

o EXPAND OBIE MEDIA'S NATIONAL SALES EFFORT. To coordinate and expand our sales efforts more effectively to national advertisers and national advertising agencies, Obie Media has, through its wholly owned subsidiary Select Media, Inc., established national sales offices in Los Angeles, Chicago, New York City, San Francisco and Toronto, and we have a national sales presence in Dallas and a sales representation arrangement in Montreal. Management believes further growth and expansion into new markets will continue to increase our national sales. In addition, we now also broker national advertising services for outdoor companies in markets other than where we currently operate.

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

o PRODUCE IN-HOUSE THE VAST MAJORITY OF THE PRODUCT GENERATED THROUGH DIRECT LOCAL SALES. We seek to produce a significant amount of display content for our transit advertising customers which otherwise would be subcontracted to outside vendors.

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

TRANSIT ADVERTISING. As of November 30, 2002, we had 36 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays on over 7,000 transit vehicles, excluding those contracts with districts in San Antonio, TX and Cincinnati (bus contract only) that were canceled in December 2002. The markets in which these remaining transit districts are located include nine of the 30 largest U.S. markets--Dallas; Portland, Oregon; St. Louis; Sacramento; Hartford; Ft. Lauderdale; Tampa, Indianapolis, and Kansas City, Missouri--and the third-largest Canadian market, Vancouver, British Columbia. Pursuant to Obie's transit advertising agreements, we are the exclusive seller of exterior advertising on the transit vehicles operated by the contracting transit districts. Typically, these agreements also provide us the right to sell advertising on the interior of the vehicles.

Agreements with transit districts are awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district and the maximum total revenues available to the district under the agreement. A transit agreement typically requires the transit advertising operator to guarantee the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by the operator's use of the district's vehicles. Transit advertising operators often must post performance bonds or letters of credit to secure their guarantees under their transit agreements. Obie Media's transit agreements typically have terms of three -to five years, with renewals or extensions granted either unilaterally at the discretion of the transit district or upon the mutual agreement of the district and Obie Media. Some of our transit district agreements provide that the transit district may terminate the agreement before the end of the specified term at the convenience of the transit district, or if the transit district determines that such termination is in the public best interest. These expenses appear on Obie's financial statements included under the heading "Occupancy" expenses and totaled in aggregate $18,558,670 in fiscal 2002. Obie also sells advertising on more than 700 transit benches in Portland, Oregon, approximately 100 transit shelters in Cincinnati, more than 250 benches in Fort Worth, Texas and on 28 transit shelters and 104 benches in Kelowna, B.C.. Management believes these products complement Obie's other product offerings and intends to attempt to secure additional shelters, dioramas and transit benches in our markets.

Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Through our hub strategy and proactive marketing to local advertisers, we can offer our services efficiently to large and small transit districts. The following table sets forth certain information about Obie Media's transit district agreements as of November 30, 2002, excluding the bus contracts in San Antonio, Texas and Cincinnati, Ohio which ended in December 2002:

TRANSIT DISTRICT AGREEMENTS                 DMA RANK        NO. OF VEHICLES SERVED     SINCE        EXPIRATION DATE
                                                                                                        (FISCAL)
British Columbia
         Vancouver                          3 (CDN)                  1,136              1998              2005
         Victoria and 27 smaller districts  NA                         380              1998              2005
         Kelowna                            NA                          42              2002              2006
Texas
         Dallas                             7                          809              1997              2007

Oregon
         Portland                           23                         726              1994              2004
         Eugene and Springfield            122                         102              1980 (1)          2005
         Salem                              NA                          54              1994              2006
Missouri
         St. Louis                          22                         534              1999              2004
         Kansas City                        30                         280              1999              2004
Wisconsin
         Milwaukee                          33                         500              1992 (2)          2006
         Madison                            84                         170              1999              2004
         Racine                             NA                          23              1997 (2)          Annual
         Kenosha                            NA                          47              1996 (2)          2003
Connecticut
         Hartford, New Haven and Stamford   27                         380              1996 (2)          2004
         Danbury                            NA                          52              1999              2004
         Bridgeport                         NA                          52              1981 (2)          2003
         New Britain                        NA                          20              1981 (2)          Annual
         Waterbury                          NA                          41              1981 (2)          Annual
California
         Sacramento                         19                         246              1994              2005
         Stockton                           NA                         111              1989              Annual

Florida
         Ft. Lauderdale                     16                         202              1998 (2)          2003
         West Palm Beach                    43                         139              1998 (2)          2003
         Daytona Beach                      NA                          50              1981 (2)          2004
         Tampa                              14                         150              2001              2006

Indiana
         Indianapolis                       26                         141              2001              2004
Ontario, Canada
         London                             NA                         170              1999              2004
         Burlington                         NA                          46              1999              2004
         Oshawa                             NA                          41              1999              2004
         Mississauga                        NA                         313              2002              2005
         Niagara Falls                      NA                          26              1999              2004
 Washington
         Spokane                            77                         133              1999              2006
         Jefferson County                   NA                          16              1999              2003
         Yakima                            125                          22              1999              2004
         Tri-Cities                        125                          60              2001              2006
         Vancouver                          23                         101              2001              2006
         Wenatchee                          NA                          20              2001              2006
Total                                                                7,335

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

The above transit district agreements are scheduled to expire as follows:

                                    Approximate
                                    Number of Vehicles
                  Number of         Covered Under
                  Agreements        Agreements
Fiscal            Scheduled to      Scheduled to
Year              Expire            Expire

2003              5                     456
2004              13                  2,638
2005              5                   2,177
2006              8                   1,060
2007              1                     809

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

Most of Obie's billboards were designed and installed within the last decade, and most are built of steel and engineered to withstand high winds. More than two-thirds of our billboards are illuminated. The displays are insured against damage caused to them by storms, vandalism and most other causes. Obie Media also leases building walls in urban areas for wallscape displays. Wallscapes are painted or printed on vinyl surfaces or directly on the sides of buildings. Obie currently leases 7 building walls for wallscape displays in Seattle, 16 in Portland and 19 in Spokane. The following table gives the number of Obie's outdoor displays at November 30, 2002:

MARKET                     DISPLAYS

Washington                 468
Oregon                     156
California                  87
Montana                    247
Wyoming, Idaho
and other                  259
                           ---
Total                    1,217

SALES AND SERVICE. In each of Obie's principal markets, Obie Media maintains a large, high quality, proactive sales force. Management believes Obie's ratio of sales personnel to display inventory is higher than the industry average. At November 30, 2002, Obie had 92 sales and marketing employees. Obie's superior sales and service efforts are a key element in maximizing our inventory occupancy levels.

Management views our proactive sales efforts as an important part of our culture. In recruiting a sales force, we screen applicants carefully. We typically hire college graduates who have demonstrated their suitability and aptitude to excel in our unique sales environment. New sales employees undergo extensive training and are supervised by regional sales managers with substantial advertising sales experience. The company also uses a computer based, on-line customer service and management software system that can be accessed and utilized wherever internet connectivity is available. Obie Media and each of our sales representatives jointly establish individual sales targets. Management meets monthly with all our salespeople to acknowledge and reward individuals who are meeting or exceeding their targets. A sales representative's compensation depends significantly on meeting or exceeding individual targets.

Obie has significantly expanded its national sales presence in recent years. To complement our growth, we have established, through our wholly owned subsidiary Select Media, Inc., national sales and marketing offices in Los Angeles, Chicago, New York City, San Francisco and Toronto. Obie's national sales team services national advertising accounts, calls on customers in major cities where Obie Media does not have sales offices and supports Obie's sales force in local markets. We also provide a national advertising brokerage service to other outdoor advertising companies in markets in which we do not currently operate.

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

The design department works with these advertisers and with Obie's sales representatives to create advertising copy, design and layout. Customers that are represented by advertising agencies generally arrange for the production of their ads, with Obie Media providing installation services. We increasingly act as a broker with respect to this production. In the second quarter of fiscal 2001, we acquired a second large-format digital production printer for an approximate cost of $400,000 and a third in December 2001 for approximately $250,000. This additional capacity allows us to produce approximately 95% of contracted production services in-house.

CUSTOMERS

Obie Media maintains a broad base of local, regional and national advertising customers. Most of our regional and national customers are represented by advertising agencies. Customers represented by advertising agencies accounted for approximately 45% of our gross revenues in fiscal 2002 (47% in fiscal 2001, excluding Chicago advertising agency business). Consistent with standard industry practice, advertising agencies working with Obie Media typically retain 15% of the gross advertising revenues from their accounts. Advertising agencies generally create the artistic design and written content of their customers' advertising. They plan and implement their customers' overall advertising campaigns, including the selection and purchase of advertising media. Obie Media's sales personnel, including its national sales team, are trained to work closely with advertising agencies to service the needs of these customers.

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

In recent years, there has been significant consolidation among Obie's competitors, including consolidation between out-of-home advertising companies and broadcast or other media companies. For example, in May 1999, Infinity Broadcasting Corporation ("Infinity"), now a subsidiary of Viacom Inc. and the sole shareholder of Viacom Outdoor (formerly TDI Worldwide, Inc.), agreed to acquire Outdoor Systems, Inc., a leading company in the outdoor advertising display market. In 2002, Clear Channel Communications, Inc. acquired The Ackerley Group, Inc., the parent of outdoor media company, AK Media.

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

EMPLOYEES

At November 30, 2002, Obie had 218 full-time and 14 part-time employees, of whom 92 were primarily engaged in sales and marketing, 30 were engaged in art design and production, 51 were engaged in installation, construction or maintenance of transit or outdoor advertising displays, and 59 were employed in financial, administrative or similar capacities. None of our employees are covered by collective bargaining agreements, except for 4 installers in Portland, Oregon and 10 installers in British Columbia. Management believes that our relationships with our employees are good.

ITEM 2.    DESCRIPTION OF PROPERTIES

Obie's headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for its centralized design and production departments, as well as its accounting, credit, marketing and management personnel. The headquarters is leased from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were approximately $329,000 in each of fiscal 2002 and 2001, and $268,000 during fiscal 2000. Brian Obie, Obie's Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, Obie's Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries. Management believes the headquarters lease carries terms, including rental rates, term, and other rights and obligations, which are substantially similar to those that would be available in arms' length transactions from unrelated parties.

Obie leases parcels of property beneath outdoor advertising structures. Obie's site leases are generally for a term of ten years, with two five-year renewal options at Obie's discretion. We also lease local operating offices for sales, service and installation in Spokane and Yakima, Washington; Portland and Salem, Oregon; Ft. Lauderdale, West Palm Beach and Tampa, Florida; Hartford and New Haven, Connecticut; Cincinnati, Ohio; Dallas and San Antonio, Texas; Sacramento and Stockton, California; St. Louis and Kansas City, Missouri; Milwaukee and Madison, Wisconsin; Indianapolis, Indiana; Billings and Great Falls, Montana; Vancouver, Victoria, Kelowna and Nanaimo, British Columbia; and London, Mississauga, Whitby and Burlington, Ontario. Obie also leases national sales offices in Los Angeles, Chicago, New York City, San Francisco and

Toronto. Total lease payments for the forgoing leases were $2.7 million, $2.1 million, and $1.7 million for fiscal 2002, 2001 and 2000, respectively.

ITEM 3.    LEGAL PROCEEDINGS

Obie is defended in litigation in the ordinary course of its business and in the aggregate such suits are not expected to be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of Obie Media's shareholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since November 21, 1996, Obie Media's Common Stock has been traded on the Nasdaq Market under the symbol "OBIE." The following table presents the high and low bid prices of Obie's Common Stock as reported by The Nasdaq Stock Market, as adjusted to give retroactive effect to 11-for-10 stock splits declared by Obie Media in October 1997, November 1998 and November 1999:

FISCAL 2002                HIGH     LOW
         First Quarter   $  3.40  $ 1.84
         Second Quarter     3.84    2.95
         Third Quarter      3.67    2.30
         Fourth Quarter     3.50    1.65

FISCAL 2001                HIGH     LOW
         First Quarter    $11.50  $ 7.25
         Second Quarter     8.94    6.50
         Third Quarter      7.10    2.48
         Fourth Quarter     3.55    1.65

As of February 12, 2003, there were approximately 91 holders of record of Obie's Common Stock. Management believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of Obie's outstanding Common Stock is held of record in "street name."

DIVIDENDS

Obie has not paid cash dividends on its common stock during the last two fiscal years and does not anticipate doing so in the foreseeable future. We plan to retain any future earnings to finance operations. In addition, Obie Media's credit agreements may limit Obie's ability to pay dividends or make other distributions on Obie's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

IN THOUSANDS EXCEPT PER                                  Years Ended November 30
SHARE AMOUNTS                                  2002        2001      2000       1999       1998

Statement of Operations Data
Net Sales                                    44,758       43,574   48,304     36,460     22,718
Production, occupancy and sales              33,725       35,209   35,609     26,438     14,793
General and Administrative                    7,901        9,208    6,882      4,677      3,628
Depreciation and Amortization                 2,181        2,077    1,871      1,513        935
Start-up Costs                                   __           __      116        668        106
Contract Settlement                              __           __       __     (1,077)        __
         Operating (loss) income                952       (2,920)   3,826      4,241      3,255
Results of discontinued operations           (1,243)      (3,915)      __         __         __

Net  Income (Loss) Available for
Common Shareholders                          (2,017)      (7,248)   1,618      2,012      1,501

EBITDA (1)                                    1,890       (5,849)   5,697      5,754      4,190

Basic Net Income (Loss) per Share            ($0.34)      ($1.23)   $0.27      $0.40      $0.32

Diluted Net Income (Loss) per Share          ($0.34)      ($1.23)   $0.27      $0.39      $0.32

Balance Sheet Data
Working Capital                             $ 6,511      $ 4,415  $10,544     $2,695     $1,033
Total Assets                                 38,127       44,161   38,937     32,704     27,647

Long-term Debt, less Current Portion         17,707       13,881   13,695      4,919     13,354

Shareholders' Equity                        $10,127      $12,149  $19,225    $17,365    $ 5,547

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the reserve for uncollectible accounts receivable and deferred income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to the estimates relative to uncollectible accounts receivable are generally known within the six month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters. The estimate of deferred tax assets may affect reported amounts beyond that time period.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

RECOGNITION OF REVENUE

Revenue from advertising contracts is recognized ratably over the contract term, and the estimated cost components of a contract (cost of the advertising space and the costs of producing and installing advertising copy) are deferred and matched against the periodic recognition of revenue on essentially a straight-line basis. This method also necessitates the recognition of an unearned revenue liability for billings to customers for time periods beyond the end of the current accounting cycle.

DISCONTINUED OPERATIONS

Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 and No. 146 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144) and "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

Pursuant to these pronouncements, the Company has classified as " Discontinued Operations" the results of operations and any exit costs associated with transit district contracts that were targeted for exit during the year. As a result the Company has no further involvement with these markets. The US transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, and Kitsap. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. Results of operations for these transit districts for 2001 have been reclassified to Discontinued Operations for comparability purposes. There were no discontinued operations to report in 2000.

RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

We make ongoing estimates relating to the collectiblity of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses, the aging spread of accounts at the date the estimate is made, trends in the overall media economy, and general business conditions. Historically, losses from uncollectible accounts have not exceeded our reserves except that writeoffs exceeded reserves by approximately $525,000 in fiscal 2002 and $1.4 million in fiscal 2001. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event that a smaller or larger reserve was appropriate, we would record a credit or charge to administrative expense in the period in which we made such a determination.

INCOME TAXES

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we establish a valuation allowance against our deferred tax assets increasing our income tax expense in the period such determination is made. An increase in the valuation allowance would result in a charge to income tax expense. A decrease in the valuation allowance would result in a reduction to income tax expense.

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses we continually refine our estimate based upon actual events and earnings during the year. This continual estimation process periodically results in a change to our expected tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision is in accordance with the annual anticipated rate.

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

Property, plant and equipment, including buildings, equipment, and computer hardware and software is recorded at cost (including, in some cases, the cost of internal labor) and is depreciated over estimated useful lives. Changes in circumstances (such as technological advances or changes to our business operations) can result in differences between the actual and estimated useful lives. In those cases were we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining estimated useful life to depreciate the asset to its salvage value.

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Obie will adopt SFAS 142 effective December 1, 2002.

As of November 30, 2002 Obie had net unamortized goodwill in the amount of $5.4 million. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this first step. Obie expects to complete that first step of the goodwill impairment testing during the first quarter of the year ending November 30, 2003 (fiscal year 2003). The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company does not believe that the result of these impairment tests will have a material effect on the Company's earnings and financial position. As a result of adopting SFAS 142 we will no longer amortize goodwill. We would have amortized $516,000 related to goodwill balances in fiscal 2003.

OTHER CONTINGENCIES

In the ordinary course of business, we are involved in legal proceedings involving contractual, employment relationships and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgements about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

OVERVIEW

Obie Media is an out-of-home advertising company that markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 2002, Obie had 36 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Since Obie's IPO in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 7,000. We also operate and generally own more than 1,200 advertising displays on billboards and walls primarily in Washington, Oregon, Montana, Wyoming, California and Idaho.

On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA had been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement as of May 28, 2002 resolving all of the outstanding issues.

The agreed upon fee for the 2001 contract year has been settled with the CTA at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due on January 1, 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in our balance sheet. The result is a present value of $15.1 million for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

A substantial portion of our loss for fiscal 2001 resulted from our payment of minimum advertising revenues guaranteed to transit districts under our transit district contracts. Beginning in the latter half of Fiscal 2001 we became increasingly concerned about these minimum revenue guarantees in the face of declining advertising revenues in some transportation districts. Accordingly, we began to seek to restructure or terminate certain of these arrangements in a way that would limit Obie's exposure to these payments to an amount that would reflect a more appropriate sharing of revenues under our advertising contracts. Between August 31, 2001 and February 15, 2003, we have renegotiated 11 contracts that have resulted in transit guarantee reductions of $1.5 million in fiscal 2001and $3.4 million in fiscal 2002. It cannot be assured that we will be able to eliminate or further reduce this type of risk and, if not, we may experience further adverse impacts on our operating revenues, some or all of which may be material.

In addition, during fiscal 2002, transit contract bids occurred in our transit markets of Austin, Dallas and San Antonio, Texas, Kansas City, Cincinnati (buses) and Santa Cruz and Sacramento, California. We were awarded new contracts in Kansas City,

Dallas and Sacramento as we were the high bidder for those contracts. A decision is still pending for Santa Cruz. In the other markets mentioned above, except for Austin, we had been experiencing significant operating losses due primarily to the high minimum guaranteed payments to the transit authorities. In our rebids of these markets we substantially reduced the amounts offered as guaranteed payments, and as a result, the contracts were awarded to others. We also terminated contracts in St. Catharines, Pickering and Whitby, all in the Canadian province of Ontario. Since we have exited these markets, the results of operations of these markets, plus the results relative to the Chicago market termination and settlement described above, have been classified as results from discontinued operations in our statement of operations.

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

OPERATING RESULTS

The following table presents certain items from Obie Media's consolidated statements of income (and EBITDA) as a percentage of net revenues.

                             Year Ended November 30
                                                     2002     2001    2000
                                                     ----     ----    ----
Transit net advertising revenue                     85.0%     84.5%   87.0%
Outdoor net advertising revenue                     15.0      15.5    13.0
Net revenues                                       100.0     100.0   100.0
Operating expenses:
     Production, occupancy and selling              75.3      80.8    73.7
     General and administrative                     17.7      21.1    14.2
     Start-up costs                                   __        __     0.2
     Depreciation and amortization                   4.9       4.8     3.9
         Operating income   (loss)                   2.1      (6.7)    7.9
Interest expense                                     3.9       3.1     2.3
         Income (loss) before income taxes and
             Discontinued operations                (1.7)     (9.8)    5.6
Provision for (benefit from) income taxes            0.0      (2.1)    2.3
         Income (loss) from continuing operations   (1.7)     (7.7)    3.4
Results of discontinued operations                  (2.8)     (8.9)     __
         Net income (loss)                          (4.5)    (16.6)    3.4
EBITDA (1)                                           4.2     (13.4)   11.8

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

COMPARISON OF YEARS ENDED NOVEMBER 30, 2002 AND 2001

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from sales of advertising on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are a function of both the occupancy of these display spaces and the rates we can charge. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Over the past several years, our transit advertising operations have expanded more rapidly than our outdoor advertising operations. Net revenues for fiscal 2002 increased $1.2 million, or 2.7%, from $43.6 million in fiscal 2001 to $44.8 million. In fiscal 2002 the entire increase related to net transit revenues as outdoor net revenues were unchanged from fiscal 2001 to fiscal 2002.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $112,000 or 1.7% from $6.4 million in fiscal 2001 to $6.6 million in fiscal 2002. The increase was primarily related to increased production volume in transit related production.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses decreased $1.8 million or 9.1% from $20.4 million in fiscal 2001 to $18.6 million in fiscal 2002. The decrease is primarily as a result of renegotiated transit fee arrangements mentioned above.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $256,000, or 3.1% from $8.4 million in fiscal 2001 to $8.6 million in fiscal 2002. The increase was primarily a result of a general inflationary increase in all expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include costs related to individual markets, as well as corporate expenses. Expenses related to individual markets include expenses for the personnel and facilities required to administer that market and neighboring markets. Corporate general and administrative expenses represent personnel and facilities costs for Obie Media's executive offices and centralized staff functions which include accounting, marketing, human resources and technology management.

General and administrative expenses decreased $1.3 million, or 14.2%, from $9.2 million in fiscal 2001 to $7.9 million in fiscal 2002. The decrease was a combination of general inflationary increases in most expense items, offset by a reduction in bad debt expenses in fiscal 2002 as compared to fiscal 2001, and personnel reductions in marketing, human resources and the business office at the corporate headquarters.

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

There were no start-up costs in either fiscal 2002 or fiscal 2001.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $104,000, or 5.0%, from $2.1 million in fiscal 2001 to $2.2 million in fiscal 2002, primarily due to capital expenditures for outdoor advertising displays as well as investment in digital production equipment as noted above.

OPERATING INCOME. Due to the events and factors discussed above we experienced operating income of $952,000 in fiscal 2002, compared to an operating loss of $2.9 million in fiscal 2001.

INTEREST EXPENSE. Interest expense increased $388,000, or 29.0%, from $1.3 million in fiscal 2001 to $1.7 million in fiscal 2001. The increase was due primarily to the amortization of the discount on the Chicago Transit Authority settlement.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. The net loss before income taxes resulted in a tax benefit of $2.0 million for fiscal 2001, the year in which carryback refunds were applied ($1.1 million of the benefit was applied to discontinued operations). The difference between the statutory United States federal income tax rate and the beneficial tax rate for both fiscal 2002 and 2001 is due primarily to the deferred tax valuation reserve for the net operating loss carryforwards.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we experienced a loss of $773,000 in fiscal 2002 as compared to a loss of $3.3 million in fiscal 2001.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to either negotiate modifications to those contracts, negotiate or effect early terminations to the contracts, or to exit the market at the end of the contract term.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for fiscal 2002 include the operations of San Antonio, Texas, Cincinnati, Ohio (transit), and the Ontario, Canada markets described above. Discontinued operations for fiscal 2001 also included the results of operations, including the results of the settlement, related to the Chicago, Illinois market. The results of the Chicago operation and settlement included in fiscal 2001 is the primary reason for the $2.7 million reduction in the loss from discontinued operations from fiscal 2001 to fiscal 2002.

NET LOSS

Obie realized a net loss of $2.0 million during fiscal 2002, compared to a net loss of $7.2 million in fiscal 2001. The difference in the losses for fiscal 2002 and fiscal 2001were primarily due to the decrease in the loss from discontinued operations in fiscal 2002 when compared to fiscal 2001, and the absence of an income tax benefit for the operating loss in fiscal 2002.

COMPARISON OF YEARS ENDED NOVEMBER 30, 2001 AND 2000

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from sales of advertising on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are a function of both the occupancy of these display spaces and the rates we can charge. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Over the past several years, our transit advertising operations have expanded more rapidly than our outdoor advertising operations. Net revenues for fiscal 2001 decreased $4.7 million, or 9.8%, from $48.3 million in fiscal 2000 to $43.6 million in fiscal 2001. This decrease was substantially the result of a general decline in national and local transit advertising, offset partially by increased revenues generated in the newly acquired markets of Tampa and Indianapolis. Net Transit revenues decreased $5.2 million, or 12.3%, from $42.0 million in fiscal 2000 to $36.8 million in fiscal 2001, primarily due to these same factors. Net Outdoor advertising revenues increased approximately $437,000, or 6.9 %, from $6.3 million in fiscal 2000 to $6.7 million in fiscal 2001, primarily as a result of revenues associated with price increases, improvements to existing billboards, and an acquisition of additional billboards in Montana.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the contact on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation remained unchanged at $6.4 million in both fiscal 2001 and 2001.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. These expenses decreased $1.5 million, or 6.7% from $21.9 million in fiscal 2000 to $20.4 million in fiscal 2001. This decrease was primarily a result of the reduction in percentage transit fee payments to transit authorities in light of the reduced transit revenues in fiscal 2001.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $1.0 million, or 13.8% from $7.3 million in fiscal 2000 to $8.4 million in fiscal 2001. This increase was the result of higher than expected personnel turnover and related costs in fiscal 2001 as compared to fiscal 2000, and the expansion of the overall sales force during 2001.

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

General and administrative expenses increased $2.3 million, or 33.8%, from $6.9 million in fiscal 2000 to $9.2 million in fiscal 2001. The increase resulted primarily from an increase of bad debt expenses of $1.7 million in fiscal 2001 as compared to fiscal 2000, and increases in personnel and related costs associated with managing the growth of Obie's transit business, including the addition of new districts.

START-UP COSTS. Start-up costs are the costs Obie incurs in pursuing new transit district agreements and the costs of establishing a sales force and office in a new market prior to beginning to operate under a new agreement. These costs consist primarily of travel expenses, various personnel costs, legal fees and the costs of preparing proposals in response to transit district requests for proposals. The amount of start-up costs we incur in the future will vary, both in total amount and as a percentage of revenues, depending on the number and complexity of proposals for new districts and our success in obtaining new contracts. There were no start-up costs for fiscal 2001 as compared to $116,000 in fiscal 2000.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $207,000, or 11.1%, from $1.9 million in fiscal 2000 to $2.1 million in fiscal 2001, primarily due to capital expenditures for outdoor advertising displays and digital production equipment.

OPERATING INCOME. Due to the events and factors discussed above Obie experienced an operating loss of $2.9 million in fiscal 2001, compared to operating income of $3.8 million in fiscal 2000.

INTEREST EXPENSE. Interest expense increased $216,000, or 19.3%, from $1.1 million in fiscal 2000 to $1.3 million in fiscal 2001, primarily due to the increased use of the working capital credit line and additional long-term borrowings.

PROVISION FOR INCOME TAXES. The loss before income taxes resulted in a tax benefit of $2.0 million for fiscal 2001, compared to a provision for income taxes of $1.1 million during fiscal 2000 ($1.1 million of the fiscal 2001 amount has been allocated to discontinued operations). Obie's beneficial tax rate was 21.7% for fiscal 2001. The difference between the statutory United States federal income tax rate and the beneficial tax rate for fiscal 2001 is due primarily to a deferred tax valuation reserve for net operating loss carryforwards. Obie's effective tax rate for fiscal 2000 was 40.2%, higher than the statutory rate due to provisions for foreign and state income taxes.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the reasons and factors noted above, Obie realized a net loss from continuing operations of $3.3 million during fiscal 2001, compared to net income of $1.6 million in fiscal 2000.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to either negotiate modifications to those contracts, negotiate or effect early terminations to the contracts, or to exit the market at the end of the contract term.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for fiscal 2001 include the operations of San Antonio, Texas, Cincinnati, Ohio (transit), and the Ontario, Canada markets described above. Discontinued operations for fiscal 2001 also included the results of operations, including the results of the settlement, related to the Chicago, Illinois market. There were no results from discontinued operations to report in fiscal 2000.

NET LOSS

Due to the reasons and factors noted above, Obie realized a net loss of $7.2 million during fiscal 2001, compared to net income of $1.6 million in fiscal 2000.

RECENT DEVELOPMENTS

A substantial portion of Obie's loss for fiscal 2001 resulted from the payment of minimum advertising revenues guaranteed to transit districts under our transit district contracts. Beginning in the latter half of Fiscal 2001 we began to be increasingly concerned about these minimum revenue guarantees in the face of declining advertising revenues in some transportation districts. Accordingly, we began to seek to restructure or terminate certain of these arrangements in a way that would limit Obie's exposure to these payments to an amount that would reflect a more appropriate sharing of revenues under our advertising contracts. Between August 31, 2001 and February 15, 2003, we have renegotiated 11 contracts that have resulted in transit guarantee reductions of $1.5 million in fiscal 2001and $3.4 million in fiscal 2002. It cannot be assured that we will be able to eliminate or further reduce this type of risk and, if not, we may experience further adverse impacts on our operating revenues, some or all of which may be material.

In addition, during fiscal 2002, transit contract bids occurred in our transit markets of Austin, Dallas and San Antonio, Texas, Kansas City, Cincinnati (buses) and Santa Cruz and Sacramento, California. We were awarded new contracts in Kansas City, Dallas and Sacramento. Contracts for the other markets were awarded to competitors, except for Santa Cruz where a decision by the transit authority is still pending. The results of operations of those markets where we were not the successful bidder have been included in the results of discontinued operations in our statement of operations.

On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA had been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement as of May 28, 2002 resolving all of the outstanding issues.

The agreed upon fee for the 2001 contract year has been settled with the CTA at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in January 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.0 million, which is included within long-term debt in our balance sheet. The result is a present value of $15.1 for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

Effective February 19, 2001 Obie entered into a new financing arrangement with U.S. Bank. The arrangement provided for a $16.0 million term line maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. These credit facilities are secured by substantially all of the assets of Obie and its subsidiaries. Obie used the term revolver to refinance all of its then-existing debt, including the previously outstanding line of credit. Principal payments on the term revolver began in the third quarter of fiscal 2002. As of November 30, 2002 we were not in compliance with our operating covenants in our existing credit facility that relate to certain financial ratios, and U.S. Bank has granted us a waiver of that non compliance. On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants, and reduced principal payment requirements during fiscal 2003. $1.5 million was available under the working capital line of credit as of November 30, 2002. The revised agreement extends the term of the credit facility through December 15, 2003 when both the term revolver and working capital credit line expire. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants.

Effective December 1, 2002 we formed a new wholly owned subsidiary, Select Media, Inc. under which our national sales organization will operate.

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

LIQUIDITY AND CAPITAL RESOURCES

Obie Media has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Obie's working capital at November 30, 2001 and 2002 was $4.4 million and $7.2 million, respectively. The increase in working capital is due primarily to (1) a decrease in accounts receivable, due primarily to the exit from the Chicago market, (2) a reduction in accrued transit fees because of the amount included in 2001 that related to the Chicago settlement that has been recorded as long-term debt in 2002 in accordance with the settlement agreement, (3) increased utilization of the Company's working capital line of credit, and (4) an increase in the current portion of long-term debt. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets, have been financed primarily with borrowed funds.

Obie Media's net cash provided by operating activities was $1.1 million during fiscal 2002 as compared to net cash used in operating activities of $1.2 in fiscal 2001. The change between periods was due primarily to a decrease in accounts receivable and refundable income taxes.

Net cash used in investing activities was $1.2 million and $1.3 million in fiscal 2002 and 2001, respectively. The decrease from fiscal 2001 to fiscal 2002 resulted primarily from a reduction of $430,000 in capital expenditures in fiscal 2002 when compared to fiscal 2001, offset by the cost of acquiring the minority interest in OB Walls, Inc. Capital expenditures consist primarily of the cost of building and acquiring outdoor advertising displays and the cost of digital printing equipment in both years. We anticipate that our capital expenditures will approximate $600,000 in fiscal 2003.

Net cash provided by financing activities was $1.5 million and $2.3 million in fiscal 2002 and 2001, respectively. The decrease was primarily the result of a $1.1 million increase in payments on long term debt in fiscal 2002 as compared to fiscal 2001.

Effective February 19, 2001 Obie entered into a new financing arrangement with U.S. Bank. The arrangement provided for a $16.0 million term line maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. These credit facilities are secured by substantially all of the assets of Obie and its subsidiaries. Obie used the term revolver to refinance all of its then-existing debt, including the previously outstanding line of credit. Principal payments on the term revolver began in the third quarter of fiscal 2002. As of November 30, 2002 we were not in compliance with our operating covenants in our existing credit facility that relate to certain financial ratios, and U.S. Bank has granted us a waiver of that non compliance. On February 25th, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants and a reduction of principal payment requirements for fiscal 2003. $1.5 million was available under the working capital line of credit as of November 30, 2002. The revised agreement extends the term of the credit facility through December 15, 2003 when both the term revolver and working capital credit line expire. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants. Management can provide no assurances that U.S. Bank will continue to renew our credit arrangements as they expire. (See "Recent Developments" above.)

At November 30, 2002 Obie Media had outstanding borrowings of $23.5 million, of which $17.4 million was pursuant to the credit agreements with US Bank described above, $5.8 million pursuant to the Chicago Transit Authority settlement, $225,000 for the acquisition of the minority interest in OB Walls, Inc., and $81,000 pursuant to the agreement to acquire P & C.

We expect to continue pursuing a policy of measured growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. Management believes that internally generated funds and funds available for borrowing under Obie's bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures but excluding possible acquisitions, through fiscal 2003. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

LONG-TERM FINANCIAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our significant long-term contractual obligations as of November 30, 2002 are as follows:

                                    Cash payments during the fiscal years ended November 30 (in thousands)
-------------------------------- -------------- ------------ ------------- ------------- --------------- --------------
Description of Commitment            2003          2004          2005          2006           2007        Thereafter
-------------------------------- -------------- ------------ ------------- ------------- --------------- --------------
Transit guaranteed minimum          $17,164       $15,417       $10,670       $5,448         $3,645       $       __
payments
-------------------------------- -------------- ------------ ------------- ------------- --------------- --------------
Chicago Transit Authority
settlement                            1,550         2,609        1,535         1,466            707               __
-------------------------------- -------------- ------------ ------------- ------------- --------------- --------------
Building and land leases
                                      2,182         1,803        1,583         1,310            474              691
-------------------------------- -------------- ------------ ------------- ------------- --------------- --------------
Bank term loan                        2,000        12,400           __            __             __               __
-------------------------------- -------------- ------------ ------------- ------------- --------------- --------------

MARKET RISK

Because our debt bears interest at variable rates, we may be exposed to future interest rate changes on our debt. Management does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on Obie's cash flow.

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

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Obie adopted SFAS 142 effective December 1, 2002.

As of November 30, 2002 Obie had net unamortized goodwill in the amount of $5.4 million. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this first step. Obie expects to complete that first step of the goodwill impairment testing during the first quarter of the year ending November 30, 2003 (fiscal year 2003). The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company does not believe that the effect of these impairment tests will have a material effect on the Company's earnings and financial position.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001, however, earlier adoption is permitted. The Company early adopted the provisions of SFAS No. 144 in Fiscal 2002 and has recorded the results of operations from transit markets that it has exited as discontinued operations.

On June 28, 2002, the FASB adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company early adopted the provisions of SFAS No. 146 in Fiscal 2002 and has recorded exit costs relating to contract terminations resulting from its exit of certain transit markets in accordance with the provisions of SFAS 146. These costs have been recorded as a component of discontinued operations in accordance with SFAS 144.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS No. 148. We will adopt the disclosure provisions of SFAS No. 148 in our Form 10-Q for the quarter ending May 31, 2003 and in our Annual Report on Form 10-K for the year ending November 30, 2003.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-16 of this Annual Report. Unaudited quarterly data for each of the eight quarterly periods in the years ended November 30, 2002 and 2001 is as follows:

In thousands, except per share data:
                                        1st Quarter             2nd Quarter             3rd Quarter             4th Quarter
                                   As                      As                      As                      As
                                   Previously  As          Previously  As          Previously  As          Previously  As
                                   Reported    Restated    Reported    Restated    Reported    Restated    Reported    Restated
2002:                              ----------- ---------   ----------- ---------   ----------- ---------   ----------- ---------
Net revenues                       $ 10,129    $   9,774   $ 11,329    $ 11,013    $ 12,076    $ 11,607           --   $12,365
Operating income (loss)              (1,205)        (916)      (205)        110         642         765           --       992
Income (loss) from
discontinued operations                  --         (289)        --        (315)         --        (124)          --      (515)
Net income (loss)                    (1,521)      (1,521)      (521)       (521)         22          22           --         3
Basic/diluted income (loss) per share:
     Continuing operations               --    $   (0.21)        --    $   (0.04)        --    $    0.02          --   $  0.09
     Discontinued operations             --    $   (0.05)        --    $   (0.05)        --    $   (0.02)         --   $ (0.09)
     Net income (loss)             $  (0.26)   $   (0.26)  $  (0.09)   $   (0.09)  $  (0.00)   $    0.00               $  0.00

2001:
Net revenues                       $ 11,724    $   9,712   $ 15,923    $  10,324   $ 18,737    $  10,653     $13,899   $12,885
Operating income (loss)              (1,066)        (496)       (24)        (742)    (7,260)      (2,237)        423       555
Income (loss) from
discontinued operations                  --           --         --          446         --       (3,961)         --       (61)
Net income (loss)                      (800)        (800)      (249)        (249)    (5,961)      (5,961)       (238)     (238)
Basic/diluted income (loss) per share:
     Continuing operations               --    $   (0.08)        --    $   (0.12)        --    $   (0.34)         --  $   (0.03)
     Discontinued operations             --    $   (0.06)        --    $    0.08         --    $   (0.67)         --  $   (0.01)
     Net income (loss)             $  (0.14)   $   (0.14)  $  (0.04)   $   (0.04)  $  (1.01)   $   (1.01)    $ (0.04) $   (0.04)

See footnote 1. to the consolidated financial statements regarding the cause for the above restatements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The has been no change in the Company's auditors, and there are no disagreements with the auditors on accounting or financial disclosure matters.

PART 3.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in Obie's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in Obie's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in Obie's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in Obie's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related party transactions is included under "Certain Transactions" in Obie's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Annual Report on Form 10-K.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.
(a)(2) Exhibits:
       Exhibit Description
3.1    Restated Articles of Incorporation, as amended (1)
3.2    Restated Bylaws, as amended (1)
4.1    See Articles 3, 4 and 8 of Exhibit 3.1 and Articles 1, 2, 5, 6 and 7 of
       Exhibit 3.2
10.1*  Restated 1996 Stock Incentive Plan (4)
10.2   Form of Indemnification Agreement between Obie and its directors (4)
10.3   Form of Indemnification Agreement between Obie and its officers (4)
10.4 Lease between Obie Industries Incorporated and Obie, dated November 12, 1996 (1)
10.5 Amendment, dated July 15, 1997, to lease agreement between Obie Industries Incorporated and Obie (2)
10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among Obie, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents (4)
10.7   Amendment to Loan Agreement, dated January 3, 2000 (7)
10.8 Stock Purchase Agreement among Registrant and Philbin & Coine, Inc. and Wayne P. Schur dated August 25, 1998 (3)
10.9* Employment Agreement, dated September 1, 1998, between Obie and Wayne P. Schur (4)
10.10* Amendment to Wayne P. Schur employment agreement (7)
10.11* Non-Qualified Stock Option Agreement, dated September 1, 1998, between
       Obie and Wayne P. Schur(4)
10.12 Settlement Offer Letter dated September 25, 1998 from Tri-County Metropolitan Transportation District of Oregon to Registrant, signed by the Registrant indicating acceptance (5)
Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on April 27, 2001 (6)
21.1   List of subsidiaries (4)
23.1   Consent of PricewaterhouseCoopers LLP, Independent Public Accountants
99.1 Certification by Gary F. Livesay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification by Brian B. Obie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Management Contract or Compensatory Plan or Arrangement.
(1) Incorporated herein by reference from Obie's Registration Statement on Form SB-2 (Registration No. 333-5728-LA), declared effective on November 21, 1996.
(2) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 1997 filed February 27, 1998.
(3)    Incorporated by reference to Obie's Form 8-K filed September 14, 1998.
(4) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 1998 filed March 1, 1999.
(5) Incorporated by reference to Obie's Registration Statement on Form S-1 (Registration No. 333-79367), declared effective on August 10, 1999.
(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
(7) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 2001 filed February 27, 2002.

Upon written request to Brian B. Obie, CEO and President of Obie Media Corporation, 4211 West 11th Avenue, Eugene, OR 97402, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Obie's reasonable expense in furnishing the exhibit requested.

(b) Reports on Form 8-K. Obie Media filed one report on Form 8-K during the 2002 fiscal year. That report was filed on December 6, 2001 announcing the termination of its advertising contract with the Chicago Transit Authority.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBIE MEDIA CORPORATION

Dated:   February 28, 2003      By /s/ BRIAN B. OBIE
                                Brian B. Obie, Chairman, President and Chief
                                Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

Dated:   February 28, 2003      By /s/ BRIAN B. OBIE
                                Brian B. Obie, Chairman, President and Chief
                                Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Dated:   February 28, 2003      By /s/ GARY F. LIVESAY
                                Gary F. Livesay, Chief Financial Officer

                                    DIRECTORS:

Dated:   February 28, 2003      By /s/ DELORES M. MORD
                                Delores M. Mord, Director

Dated:   February 28, 2003      By /s/ RANDALL C. PAPE
                                Randall C. Pape, Director

Dated:   February 28, 2003      By /s/ STEPHEN A. WENDELL
                                Stephen A. Wendell, Director

Dated:   February 28, 2003      By /s/ RICHARD C. WILLIAMS
                                Richard C. Williams, Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary F. Livesay, certify that:

1. I have reviewed this annual report on Form 10-K of Obie Media Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

                             By: /s/ GARY F. LIVESAY
                             Vice President
                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian B. Obie, certify that:

1. I have reviewed this annual report on Form 10-K of Obie Media Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

                             By: /s/ BRIAN B. OBIE
                             President
                             Chief Executive Officer

EXHIBIT INDEX

Exhibit*
23.1 Consent of PricewaterhouseCoopers LLP, Independent Public Accountants, for the year ending November 30, 2002
99.1 Certification of Gary F. Livesay pursuant to Section 906 of the Sarbanes-Oxly Act of 2002
99.2 Certification by Bian B. Obie pursuant to Section 906 of the Sarbanes-Oxly Act of 2002

o See Item 14(a)(2) of this Annual Report for a list of all exhibits, including those incorporated by reference.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in Registration Statement on Form S-8 (N0. 333-48447) of Obie Media Corporation of our report dated February 27, 2003 relating to the financial statements which appear in this Form 10-K.


                            /s/ PricewaterhouseCoopers
Portland, Oregon
February 27, 2003

                             Exhibits 99.1 and 99.2

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Obie Media Corporation (the Company ) on Form 10K for the fiscal year ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Gary F. Livesay, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ GARY F. LIVESAY
        Vice President
        Chief Financial Officer


In connection with the Annual Report of Obie Media Corporation (the Company ) on Form 10K for the fiscal year ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Brian B. Obie, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ BRIAN B. OBIE
        President
        Chief Executive Officer

OBIE MEDIA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                          F-2

Report of Prior Independent Accountants                                    F-2a

Consolidated Balance Sheet as of November 30, 2002 and 2001                F-3

Consolidated Statement of Operations for the years ended
          November 30, 2002, 2001 and 2000                                 F-4

Consolidated Statement of Changes on Shareholders' Equity
          for the years ended November 30, 2002, 2001 and 2000             F-5

Consolidated Statement of Cash Flows for the years ended
          November 30, 2002, 2001 and 2000                                 F-6

Notes to Consolidated Financial Statements                                 F-7

Report of Independent Accountants

To the Board of Directors and Shareholders of Obie Media Corporation:

In our opinion, the accompanying consolidated balance sheets as of November 30, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Obie Media Corporation and its subsidiaries at November 30, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of and for the year ended November 30, 2000 were audited by other independent accountants whose report dated February 19, 2001 expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 144 and No. 146, "Accounting for the Impairment of Long-lived Assets," and "Accounting for Costs Associated with Exit or Disposal Activities," on December 1, 2001. As further discussed in Notes 5 and 11 to the consolidated financial statements, the Company's credit accomodations of $17.4 million with its current lender expire on December 15, 2003.


PricewaterhouseCoopers LLP

February 27, 2003
Portland, Oregon

                                       F-2

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


                               ARTHUR ANDERSEN LLP
                               /s/ Arthur Andersen LLP


Portland, Oregon
February 19, 2001

NOTE: The above report of Arthur Andersen LLP has been previously obtained and has not been reissued by Arthur Andersen LLP.



















                                      F-2a

OBIE MEDIA CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2002 AND 2001
                                                                                              2002           2001
                                                                                       -------------------------------
ASSETS
CURRENT ASSETS
          Cash                                                                             $1,815,886        $404,473
          Accounts receivable, net of allowance for doubtful accounts
            of $1,938,537 and $1,944,921 respectively                                       7,327,681      11,828,554
          Refundable income taxes                                                             121,055       1,881,041
          Prepaid expenses and other current assets                                         4,869,804       5,155,385
          Deferred income taxes                                                             1,732,395       1,781,671
                                                                                       -------------------------------
                                                                                           15,886,821      21,051,124
                                                                                       -------------------------------

PROPERTY AND EQUIPMENT, net                                                                15,864,193      16,603,760

OTHER ASSETS
          Goodwill, net                                                                     5,448,552       5,683,805
          Other assets, net                                                                   947,322         822,548
                                                                                       -------------------------------
                                                                                          $38,126,888     $44,161,237
                                                                                       -------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITES
          Current portion of long-term debt                                                $2,847,311        $340,418
          Line of credit                                                                    2,980,483       1,697,117
          Accounts payable                                                                    283,075       1,202,133
          Accrued transit fees                                                              1,102,519      11,223,678
          Accrued expenses                                                                    737,698         668,740
          Income taxes payable                                                                      -         286,197
          Unearned revenue                                                                    767,637       1,218,088
                                                                                       -------------------------------
                     Total current liabilities                                              8,718,723      16,636,371

DEFERRED INCOME TAXES                                                                       1,573,729       1,461,432

LONG TERM DEBT, less current portion                                                       17,707,306      13,881,200
                                                                                       -------------------------------
                                                                                           27,999,758      31,979,003

MINORITY INTEREST IN SUBSIDIARY                                                                     -          32,899

COMMITMENTS  AND CONTINGENCIES(Note 8)

SHAREHOLDERS' EQUITY
          Preferred stock, without par value, 10,000,000 shares
            Authorized, no shares issued and outstanding                                            -               -




          Common stock, without par value, 20,000,000 shares
            authorized, 5,908,577 shares issued
            and outstanding                                                                17,272,128      17,272,128
          Other comprehensive income                                                            5,350          11,028
          Accumulated deficit                                                             (7,150,348)     (5,133,821)
                                                                                       -------------------------------
                     Total shareholders' equity                                            10,127,130      12,149,335
                                                                                       -------------------------------
                                                                                          $38,126,888     $44,161,237
                                                                                       -------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       F-3

OBIE MEDIA CORPORATION

Consolidated Statements of Operations
For the Years Ended November 30, 2002, 2001 and 2000
                                                                             2002           2001           2000
                                                                        ----------------------------------------------
REVENUES:
       Outdoor advertising                                                 $ 6,735,537     $6,732,336      $6,294,914
       Transit advertising                                                  38,023,459     36,841,683      42,009,339
                                                                        ----------------------------------------------
                     Net revenues                                           44,758,996     43,574,019      48,304,253

OPERATING EXPENSES:
       Production and Installation                                           6,556,985      6,445,133       6,398,939
       Occupancy                                                            18,558,670     20,410,976      21,871,217
       Sales                                                                 8,609,133      8,353,125       7,338,947
       General and administrative                                            7,900,815      9,207,872       6,882,450
       Depreciation and amortization                                         2,181,490      2,077,365       1,870,630
       Start-up costs                                                                -              -         115,632
                                                                        ----------------------------------------------
                     Operating income (loss)                                   951,903    (2,920,452)       3,826,438

INTEREST EXPENSE                                                             1,724,994      1,337,136       1,120,976
                                                                        ----------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                       (773,091)    (4,257,588)       2,705,462

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                       -           (923,957)       1,087,218
                                                                        ----------------------------------------------

                                                                        ----------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                     (773,091)    (3,333,631)       1,618,244
                                                                        ----------------------------------------------
DISCONTINUED OPERATIONS (NOTE 1 )
   INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              (1,243,436)    (5,006,084)               -
   INCOME TAX EXPENSE (BENEFIT)                                                      -    (1,091,327)               -
                                                                        ----------------------------------------------
   INCOME (LOSS) ON DISCONTINUED OPERATIONS                                (1,243,436)    (3,914,757)               -
                                                                        ----------------------------------------------
NET INCOME           (LOSS)                                               ($2,016,527)   ($7,248,388)      $1,618,244
                                                                        ----------------------------------------------

BASIC NET INCOME (LOSS) PER SHARE:
   INCOME (LOSS) FROM CONTINUING OPERATIONS                                  $  (0.13)      $  (0.57)        $   0.27
   LOSS FROM DISCONTINUED OPERATIONS                                         $  (0.21)         (0.66)               -

NET INCOME (LOSS) PER SHARE                                                  $  (0.34)      $  (1.23)        $   0.27









DILUTED NET INCOME (LOSS) PER SHARE:
   INCOME (LOSS) FROM CONTINUING OPERATIONS                                  $  (0.13)      $  (0.57)        $   0.27
   LOSS FROM DISCONTINUED OPERATIONS                                            (0.21)         (0.66)               -

NET INCOME (LOSS) PER SHARE                                                  $  (0.34)      $  (1.23)        $   0.27



The accompanying notes are an integral part of these consolidated financial statements

                                       F-4

OBIE MEDIA CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended November 30, 2002, 2001 and 2000

                                                                                      Cumulative      Retained
                                                                                        Other         Earnings
                                               Common Stock               Note      Comprehensive   (Accumulated
                                          Shares         Amount        Receivable        Loss         Deficit)          Total
                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 1999                 5,855,244     $16,869,413             $0         ($993)        $496,323     $17,364,743
Issuance of common stock for
  benefit plan and option exercises           41,060         250,880        (59,895)                                       190,985
Additional expenses of public offering                        (1,837)                                                       (1,837)
Purchase of fractional shares                    (72)           (763)                                                         (763)
Foreign currency translation                                                               (1,210)                          (1,210)
Income tax benefit of nonqualified
  stock option exercise                                       54,435                                                        54,435
Net income                                                                                               1,618,244       1,618,244
                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 2000                 5,896,232      17,172,128        (59,895)       (2,203)       2,114,567      19,224,597
Issuance of common stock for
  benefit plan and option exercises           12,345         100,000                                                       100,000
Collection of note receivable                                                59,895                                         59,895
Foreign currency translation                                                                13,231                          13,231
Net (loss)                                                                                              (7,248,388)     (7,248,388)

                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 2001                 5,908,577     $17,272,128             $0        $11,028     ($5,133,821)    $12,149,335

Foreign currency translation                                                                (5,678)                         (5,678)
Net (loss)                                                                                              (2,016,527)     (2,016,527)

                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 2002                 5,908,577     $17,272,128             $0         $5,350     ($7,150,348)    $10,127,130
                                       --------------------------------------------------------------------------------------------















The accompany notes are an integral part of these consolidated financial statements.
                                       F-5

OBIE MEDIA CORPORATION

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2002, 2001 and 2000
                                                                                      2002           2001            2000
                                                                                 -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)                                                                  ($2,016,527)    ($7,248,388)      $1,618,244
Adjustments to reconciled net income to net cash provided
  by operating activities:
          Depreciation and amortization                                               2,181,490       2,077,365       1,870,630
          Provision for transit contract losses                                                       6,007,233
          Deferred income taxes                                                         161,573     (1,261,373)         905,154
          Income tax benefit of nonqualified stock option exercises                                                      54,435
          Change in assets and liabilities:
                (Increase) decrease in:
                     Accounts receivable                                              4,500,873     (2,554,872)     (1,255,233)
                     Refundable income taxes                                          1,759,986     (1,881,041)
                     Prepaid expenses and other assets                                  115,993         286,843     (2,462,717)
                Increase (decrease) in:
                     Accounts payable                                                 (919,058)         187,954          14,285
                     Accrued expenses                                               (3,956,853)       3,433,240       (370,616)
                     Unearned revenue                                                 (450,451)        (67,277)         371,105
                     Income taxes payable                                             (286,197)       (211,307)          53,588
                                                                                 -----------------------------------------------
            Net cash provided by (used in )operating activities                       1,090,829     (1,231,623)         798,875
                                                                                 -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITES:
Capital acquisitions, net                                                             (894,755)     (1,324,931)     (5,230,048)
Other investing activities                                                                              (2,525)        (30,769)
Purchase of minority interest in subsidiary                                           (300,000)
                                                                                 -----------------------------------------------
            Net cash used in investing activities                                   (1,194,755)     (1,327,456)     (5,260,817)
                                                                                 -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs to issue common stock                                                                                             (1,837)
Proceeds from issuance of common stock options                                                                           99,825
Net borrowings on line of credit                                                      1,283,366       1,697,117       2,705,717
Proceeds from long-term debt                                                          1,525,000         697,876       4,000,000
Net payments on long-term debt                                                      (1,287,349)       (139,200)     (1,739,381)
Proceeds from common stock note receivable                                                               59,895           (763)
                                                                                 -----------------------------------------------
            Net cash provided by financing activites                                  1,521,017       2,315,688       5,063,561
                                                                                 -----------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (5,678)          13,231         (1,210)
                                                                                 -----------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                       1,411,413       (230,160)         600,409

CASH, beginning of period                                                               404,473         634,633          34,224
                                                                                 -----------------------------------------------





CASH, end of period                                                                  $1,815,886        $404,473        $634,633
                                                                                 -----------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Issuance of stock to employee benefit plan                                                             $100,000         $91,160
Issuance (reduction) of note payable for business acquisition                           225,000       (232,888)       (339,112)
Issuance of common stock for note receivable                                                                  -          59,895
Issuance of note payable for Chicago Transit Authority settlement                     6,095,348
Costs associated with financing activities                                              240,000               -               -
Interest capitalized                                                                                          -          12,895

CASH PAID FOR INTEREST                                                                1,687,022       1,336,029       1,042,172

CASH PAID FOR TAXES                                                                      69,084       1,315,626          74,305

The accompanying notes are an integral part of these consolidated financial statements.

                                       F-6

OBIE MEDIA CORPORATION

Notes to Consolidated Financial Statements
November 30, 2002,2001 and 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

Obie Media Corporation (the Company) is a full service out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). At November 30, 2002, the Company had 36 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. These transit districts are located in, among other advertising markets: Dallas; Portland, Oregon; Sacramento; Hartford; Ft. Lauderdale, St. Louis and Vancouver, British Columbia. The Company also operates and generally owns advertising displays on billboards and walls primarily located in Washington, Oregon, California, Montana, Wyoming and Idaho.

BASIS OF PRESENTATION

The consolidated financial statements include the Company, its wholly owned subsidiaries, Obie Media Limited, and OB Walls, Inc. All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiary, Obie Media Limited, are translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. The effect of the foreign currency translation was insignificant for the years ended November 30, 2002, 2001 and 2000.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the uncertainty inherent in these matters, actual results could differ from the estimates. Certain of these estimates affect working capital account balances, including the reserve for uncollectible accounts receivable and deferred income taxes. The Company makes estimates in the preparation of its financial statements as of a given date. However, since the Company's business cycle is relatively short, actual results related to the estimates relative to uncollectible accounts receivable are generally known within the six month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters. The estimate of deferred tax assets may affect reported amounts beyond that time period.

REVENUE RECOGNITION

The Company has contracts to provide advertising to its customers. Advertising revenue is recognized ratably over the period the advertising is displayed. Payments received and amounts billed for advertising revenue in advance of display are deferred. Costs incurred for the production and installation of displays for advertising, which are paid for by the customer ratably over the term of the advertising contract, and are deferred and recognized as expense as the related revenue is recognized over the life of the respective contracts.

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

At November 30, 2002, the Company had agreements with 36 transit districts. Customers advertising on transit vehicles owned by the nine largest transit districts, of Dallas; Portland, Oregon; Vancouver, British Columbia; St. Louis; Sacramento; Ft. Lauderdale, Hartford, Milwaukee and Victoria, B.C. represented approximately 50.0 percent of the Company's total net revenues from continuing operations for the year ended November 30, 2002. No single advertising customer represented 10 percent or more of the Company's revenues for any of the periods presented in the accompanying financial statements.

Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount(Note 8).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 2002 and 2001, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximations. Changes in the methodologies and assumptions could significantly affect the estimates.

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

GOODWILL AND OTHER LONG-LIVED ASSETS

On September 1, 1998 the Company acquired all of the outstanding stock of Philbin & Coine, Inc., a New York corporation doing business as P & C Media (P &
C). Goodwill resulting from the P&C acquisition has been amortized over 15 years using the straight-line method and is net of accumulated amortization of $2,181,571 and $1,679,192 at November 30, 2002 and 2001, respectively. Pursuant to Statement of Financial Accounting Standards (SFAS) Number 142, "Goodwill and Other Intangible Assets", the Company will no longer amortize goodwill effective December 1, 2002. The Company will test goodwill annually for impairment as required by SFAS No. 142. Other long-lived assets are periodically evaluated when facts and circumstances indicate that the value of such assets may be impaired.

Other assets include loan costs, which are stated at cost and amortized over the life of the loan.

INCOME TAXES

The Company uses the liability method to record deferred tax assets and liabilities that are based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These temporary differences result from the use of different accounting methods for financial statement and tax reporting purposes. The measurement of deferred tax assets is reduced by a valuation allowance, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

SEGMENT INFORMATION

The Company operates in the single segment of out-of-home media.

EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period if the effect is dilutive.

Following is a reconciliation of basic EPS and diluted EPS:

                                                                     Year Ended November 30, 2002
                                                              ----------------------------------------
                                                                                       Per Share
                                                                (Loss)         Shares          Amount
                                                              ----------     ----------      ---------
Basic EPS-
   Loss attributable to common shareholders:
         From continuing operations                           $(773,091)     5,908,577         $(0.13)
         From discontinued operations                        (1,243,436)     5,908,577          (0.21)
Effect of dilutive Securities-
   Stock options                                                     -
                                                              ----------     ----------      ---------
Diluted EPS-
   Loss attributable to common shareholders                 $(2,016,527)     5,908,577         ($0.34)
                                                              ==========     ==========      =========


                                                                     Year Ended November 30, 2001
                                                              ---------------------------------------
                                                                                      Per Share
                                                                (Loss)         Shares         Amount
                                                              ----------     ----------      ---------
Basic EPS-
Loss attributable to common shareholders:
         From continuing operations                         $(3,393,785)     5,904,146         $(0.57)
         From discontinued operations                        (3,854,603)     5,904,146          (0.66)
Effect of dilutive Securities-
   Stock options                                                     -
                                                              ----------     ----------      ---------
Diluted EPS-
   Loss attributable to common shareholders                 $(7,248,388)     5,904,146         ($1.23)
                                                              ==========     ==========      =========


                                                                     Year Ended November 30, 2000
                                                              ----------------------------------------
                                                                                       Per Share
                                                                (Loss)         Shares          Amount
                                                              ----------     ----------      ---------
Basic EPS-
   Income available to common shareholders                   $1,618,244      5,884,666          $0.27
Effect of dilutive Securities-
   Stock options                                                     -          41,256
                                                              ----------     ----------
Diluted EPS-
   Income available to common shareholders                   $1,618,244      5,925,922          $0.27
                                                              ==========     ==========


At November 30, 2002, 2001 and 2000, the Company had 670,181, 673,736 and
174,833 stock options outstanding, respectively, of the Company's common stock that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

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

DISCONTINUED OPERATIONS

Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 and No. 146 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144) and "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with expired or terminated transit district contracts during the year that were not renewed with the Company. As a result, the Company exited these markets and has no further involvement. The US transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, and Kitsap. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. Results of operations for these transit districts for 2001 have been reclassified to Discontinued Operations for comparability purposes. There were no Discontinued Operations to report in fiscal 2000.

Net revenues and the components of net loss related to the discontinued operations were a follows:

                                                     Years ended November 30
                                                        2002         2001
                                                     ----------   -----------
Net revenues                                         $1,601,226   $20,766,807
                                                     ==========   ===========
Loss from discontinued operations before
    Income taxes                                    $(1,243,436)  $(5,006,084)
Income tax benefit                                            -    (1,091,327)
                                                     ----------   -----------
Net loss from discontinued operations               $(1,243,436)  $(3,914,757)
                                                     ==========   ===========

NEW ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001, however, earlier adoption is permitted. The Company early adopted the provisions of SFAS No. 144 in Fiscal 2002 and has recorded the results of operations from transit markets that it has exited as discontinued operations.

On June 28, 2002, the FASB adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company early adopted the provisions of SFAS No. 146 in Fiscal 2002 and has recorded exit costs relating to contract terminations resulting from its exit of certain transit markets in accordance with the provisions of SFAS 146. These costs have been recorded as a component of discontinued operations in accordance with SFAS 144.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for
Stock-

Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS No. 148. We will adopt the disclosure provisions of SFAS No. 148 in our Form 10-Q for the quarter ending May 31, 2003 and in our Annual Report on Form 10-K for the year ending November 30, 2003.

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Obie adopted SFAS 142 effective December 1, 2002.

As of November 30, 2002 Obie had net unamortized goodwill in the amount of $5.4 million. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete this first step. Obie expects to complete that first step of the goodwill impairment testing during the first quarter of the year ending November 30, 2003 (fiscal year 2003). The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company does not believe that the effect of these impairment tests will have a material effect on the Company's earnings and financial position.

RECLASSIFICATIONS

Certain amounts previously reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement classifications which had no impact on net income or shareholders'equity.

2.       CONTRACT TERMINATION

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA had been disputing settlement of 2001 transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement effective May 28, 2002 resolving all of the outstanding issues.

         The agreed upon fee for the 2001 contract year was settled on May 28, 2002 at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in January 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in the accompanying balance sheet at November 30, 2002. The result is a present value of $15.1 million for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                          November 30,
                                                 ----------------------------
                                                      2002           2001
                                                 -------------  -------------

           Prepaid leases                              439,632        488,154
           Transit advertising production costs      2,378,529      2,645,093
           Transit fees                              1,449,686      1,362,130
             Other                                     601,957        660,008
                                                 -------------  -------------
                                                 $   4,869,804  $   5,155,385
                                                 =============  =============


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                              November 30,
                                     ------------------------------
                                          2002            2001       Asset Lives
                                     --------------  --------------  -----------
   Outdoor advertising structures    $   18,420,326  $   18,016,711     20 years
 Other equipment and leaseholds           6,907,458       6,467,524   5-20 years
                                     --------------  --------------
                                         25,327,784      24,484,235
      Less- Accumulated depreciation      9,463,591       7,880,475
                                     --------------  --------------
                                     $   15,864,193  $   16,603,760
                                     ==============  ==============

5. FINANCING ARRANGEMENTS

Long-term debt consists of the following:

                                                            November 30,
                                                     ---------------------------
                                                         2002           2001
Term loan with U.S. Bank National Association        ------------   ------------
   (U.S. Bank), with quarterly reducing
   availability, interest at prime rate plus 3%
   (7.5% at November 30, 2002); maximum available
   of $15,600,000 as of November 30, 2002; the
   loan is collateralized by substantially all of
   the Company's assets                               $14,400,000    $13,892,818
Note payable to former shareholder of P&C in
   monthly installments of $20,300 without
   interest due March, 2003                                81,200        324,800
Note payable plus interest at 8%                                           4,000
Note payable to former shareholder of OB Walls,
   with monthly payments of $5,284.13 including
   interest at 6% due November 2006; with collateral
   of OB Walls stock                                      225,000
Note payable to Chicago Transit Authority relating
   to settlement of contract termination. Monthly
   payments of $116,080 through May 2003, plus an
   additional 5% interest factor beginning in June of
   2003, with a balloon payment of $1,000,000 due
   January 2004. The entire obligation has been
   discounted using a 15% discount rate                 5,848,417
                                                     ------------   ------------
                                                       20,554,617     14,221,618
         Less- Current portion                          2,847,311        340,418
                                                     ------------   ------------
                                                      $17,707,306    $13,881,200

The term loan with U.S. Bank is due in full on December 15, 2003. The Company is currently in discussions with other lenders to replace the loan under terms and conditions typical in the media industry.

The Company also has a $6,000,000 operating line of credit with U.S. Bank. The interest rate is at U.S. Bank's prime rate plus 3% (7.5% percent at November 30, 2002) and the line is collateralized by receivables, equipment, inventory and contract rights. The outstanding balance on this line of credit at November 30, 2002 was $2,980,483. The line of credit also expires on December 15, 2003 and the company is in the process of identifying a replacement lender.

The aggregate principal payments due on the above debt subsequent to November 30, 2002, are:

       Fiscal Year Ending
         November 30,
       ------------------
        2003                 $2,847,311
        2004                 14,501,202
        2005                  1,207,740
        2006                  1,321,517
        2007                    676,847
                            -----------
                            $20,554,617
                            ===========

The US Bank loan agreements contain certain restrictive covenants and required ratios. As of November 30, 2002 the Company was out of compliance with certain of the ratios, and has received a waiver of such violations from the bank. On February 25th, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants and a reduction of principal payment requirements for fiscal 2003. $1.5 million was available under the working capital line of credit as of November 30, 2002. The revised agreement extends the term of the credit facility through December 15, 2003 when both the term revolver and working capital credit line expire. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants.

6.  INCOME TAXES

The provision for income taxes for the years ended November 30, 2002, 2001 and 2000 was comprised of the following:

                                                                   November 30,
                                                     ---------------------------------------
                                                         2002           2001        2000
                                                     -----------  ------------- ------------
Provision for income taxes (benefit)
         Current                                     $ (161,455)      (753,911) $   182,064
         Deferred                                       161,455     (1,261,373)     905,154
                                                     -----------  ------------- ------------
                  Total provision (benefit)          $            $ (2,015,284) $ 1,087,218
                                                     ===========  ============= ============

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

Current deferred tax assets:
   Deferred revenue                                  $   351,603  $     784,421 $  1,129,329
   Allowance for doubtful accounts                       636,526        735,504      239,361
   Accrued expenses and other                            106,803        261,756       92,576
   Net operating loss carryfoward                      2,198,146      1,096,677           -
   Valuation allowance                                (1,560,683)    (1,096,677)          -
                                                     -----------  ------------- ------------
        Total current deferred tax assets              1,732,395      1,781,681    1,461,266

Current deferred tax liabilities:
   Prepaid fees and other                                                         (1,042,008)
                                                     -----------  ------------- ------------
                  Net current deferred tax assets    $ 1,732,395  $   1,781,681      419,258
                                                     ===========  ============= ============

Non-current deferred tax liabilities:
   Property and equipment                            $ 1,573,729  $   1,461,432 $  1,360,392
                                                     ===========  ============= ============

The valuation allowance is related to deferred tax assets including net operating loss carryovers of $5,314,552 which expire in 2021. Income tax expense for the years ended November 30, 2002, 2001 and 2000 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income, as follows:

                                                                 Year Ended
                                                                November 30,
                                                            -------------------
                                                            2002   2001    2000
                                                            ----   ----    ----
Statutory federal income tax rate                           34.0%  34.0%   34.0%
Changes in income taxes resulting from-
   State and local taxes, net of federal income tax benefit  3.5    1.8     4.4
   Net Operating Loss Valuation Allowance                   32.5)  (8.9)     -
   Other differences, net                                   (5.0)  (5.2)    1.8
                                                            ----   ----    ----
                  Actual income tax rate                     0.0%  21.7%   40.2%
                                                            ====   ====    ====

7. SHAREHOLDERS' EQUITY

The Company's Restated Articles of Incorporation authorize the issuance of up to 20,000,000 shares of common stock and 10,000,000 shares of preferred stock issuable in a series (Preferred Stock).

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

In addition, on October 2, 1996 (amended April 21, 2000), the Company's Board of Directors and shareholders adopted the 1996 Stock Incentive Plan (the Plan), which provides for the issuance of 399,300 shares of common stock pursuant to Incentive Stock Options (ISOs), Nonqualified Stock Options (NSOs), stock bonuses and stock sales to employees, directors and consultants of the Company. During the year ended November 30, 2000, the Company reserved an additional 150,000 shares of the Company's common stock for the issuance of stock options under the Plan, and an additional 100,000 shares in the year ended November 30, 2001. ISOs may be issued only to employees of the Company and will have a maximum term of ten years from the date of grant. NSO's have a maximum life of 15 years. The exercise price for ISO's may not be less than 100% of the fair market value of the common stock at the time of the grant, and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon the exercise of ISOs for the first time in any one calendar year may not exceed $100,000. In the case of ISOs granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock at the time of the grant, and the term of the option may not exceed five years. NSOs may be granted at not less than 85% of the fair market value of the common stock at the date of grant. Options become exercisable in whole or in part from time to time as determined by the Board of Directors' Compensation Committee, which administers the Plan. Activity under the Plan is summarized as follows:

                                                                  Weighted
                                    Shares          Shares        Average
                                 Available for    Subject to      Exercise
                                    Grant          Options         Price
                                 ----------       ----------      --------
BALANCES, November 30, 1999         125,144          276,369         8.24
   Additional shares provided       150,000                -            -
   Adjustment for stock split        12,515
   Options granted                 (241,490)         241,490         9.29
   Options canceled                  58,429          (58,429)        9.42
   Options exercised                      -          (31,944)        5.00
                                 ----------       ----------
BALANCES, November 30, 2000         104,598          427,486         9.15
   Additional shares provided       100,000                -            -
   Options granted                 (118,833)         118,833         7.08
   Options canceled                  49,243          (49,243)        9.91
                                 ----------       ----------
BALANCES, November 30, 2001         135,008          497,076         8.59
    Options granted                (172,289)         172,289         3.78
Options cancelled                   162,534         (162,534)        8.62
                                 ----------       -----------
BALANCES, November 30, 2002         125,253          506,831         6.95
                                 ==========       ===========

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes the value of all options granted during the years ended November 30, 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                        Year Ended November 30,
                                   ----------------------------------
                                    2002          2001         2000
                                   -------       -------      -------
Risk-free interest rate              4.9%         5.2%        6.250%
Expected dividend yield                0%           0%            0%

Expected lives                     6 years       6 years      6 years
Expected volatility                81.48%        71.51%       66.43%

Using the Black-Scholes methodology, the total value of options granted during the years ended November 30, 2002, 2001 and 2000 was $357,879, $567,565 and
$1,470,878 respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended November 30, 2002, 2001 and 2000 was $2.08, $4.78 and $6.09, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the proforma disclosures below:

                                               Year Ended November 30,
                      -----------------------------------------------------------------------
                                2002                     2001                   2000
                      ----------------------   ----------------------  ----------------------
                          As                         As                       As
                       Reported     Pro Forma     Reported     Pro Forma    Reported   Pro Forma
                      ----------  ------------   ----------   ----------  ----------  ----------
Net income (loss)    $(2,016,527) ($2,500,396)   $(7,248,388)$(7,766,312) $1,618,244  $1,182,461

Basic net income
  (loss) per share         $(.34)       $(.42)        $(1.23)     $(1.32)      $0.27       $0.20

Diluted net income
  (loss) per share         $(.34)       $(.42)        $(1.23)     $(1.32)      $0.27       $0.20

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995 and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at November 30, 2002. Options on 506,831 shares were granted under the Company's stock option plan, and options on an additional 163,350 shares were other option grants.

                   Options Outstanding                Options Exercisable
--------------------------------------------------- -------------------------
                                Weighted
                   Number       Average    Weighted     Number       Weighted
   Range of Outstanding at Remaining Average Exercisable at Average Exercise November 30, Contractual Exercise November 30, Exercise
    Prices          2002      Life - Years  Price        2002          Price

$ 1.52 - 3.05        12,500       14.9     $  2.80            --           --
  3.05 - 4.57       122,598       14.3        3.19         2,500      $  3.23
  4.57 - 6.09        99,860       10.0        5.26        81,463      $  5.19
  6.09 - 7.61       181,819        7.5        7.01       149,550         7.13
  7.61 - 9.14       160,902       10.4        8.49       101,452         8.70
  9.14 -10.66        15,560       11.3       10.08        10,122        10.02
 10.66 -12.18        56,422       12.2       11.27        17,658        11.22
 12.18 -13.70           176       10.6       12.60           106        12.60
 13.70 -15.23        20,344       11.6       15.07         9,900        15.09
--------------   ----------      ------    --------  -----------    ---------
$ 1.52 -15.23      670,181        10.6    $  7.00       372,751      $  7.59
==============   ==========      ======    ========  ===========    =========

8.     COMMITMENTS, CONTINGENCIES AND CERTAIN RELATED-PARTY TRANSACTIONS

TRANSIT AGREEMENTS

Certain transit agreements require the Company to remit to the transit district the greater of a percentage of the related advertising revenues or a guaranteed minimum amount. At November 30, 2002 future guaranteed minimum payments under the transit agreements are as follows:

       Fiscal Year Ending
          November 30,
       ------------------
              2003                  17,164,096
              2004                  15,047,243
              2005                  10,670,028
              2006                   5,447,840
              2007                   3,644,573

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Our management has reviewed pending legal matters and believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.

OPERATING LEASES

The Company rents office and production space from an affiliated company 50% of which is owned by the Company's Chairman and CEO. Such rents totaled $328,541, $324,246 and $268,262 for the years ended November 30, 2002, 2001 and 2000, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $2,481,009, $2,088,505 and $1,665,334 for the years ended November 30, 2002, 2001 and 2000, respectively.

At November 30, 2002, future minimum lease payments for all operating leases described above are as follows

         Fiscal Year Ending
          November 30,
       ------------------

             2003                    2,182,061
             2004                    1,802,831
             2005                    1,583,123
             2006                    1,310,423
             2007                      473,993
          Thereafter                   690,783

9.     EMPLOYEE BENEFIT PLAN

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During the years ended November 30, 2002, 2001 and 2000, the Company accrued $0, $100,000 and $0 respectively, as a contribution to the plan. In 2001, the Company paid the 2001 contribution through a contribution of 12,345 shares of its common stock to the Plan and the balance in cash.

10.    GEOGRAPHIC INFORMATION

For geographic information, net revenues from continuing operations are allocated between the United States of America and Canada, depending on whether the advertising contracts are to customers within the United States or located outside the United States. Long-lived assets outside the United States of America were immaterial for all periods presented.

                                      Net Revenues for the
                                    Years Ended November 30,
                         ----------------------------------------------
                              2002            2001            2000
                         --------------  --------------  --------------
     Canada              $    8,395,681  $    5,904,701  $    7,523,320
     United States           36,363,315      37,669,318      40,780,933
                         --------------  --------------  --------------
                         $   44,758,996  $   43,574,019  $   48,304,253
                             ==========      ==========      ==========


11.    DEBT FINANCING ARRANGEMENTS AND LIQUIDITY

The Company experienced a net loss of $2,016,527 with net cash flow from operations of $1,090,829 during the year ended November 30, 2002. Despite the unfavorable loss, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company's line of credit becomes due on December 15, 2003. Company borrowings at November 30, 2002 were $23,535,100 on an asset base of $38,126,888. The Company expects that operations will continue for 2003 with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to a bank line of credit. If operations are not consistent with management's plan, there is no assurance that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required, or if available, will be on terms satisfactory to the Company.

12.    ACQUISITIONS

In November 2002, the Company acquired all of the minority shareholder's interest in its 50% owned joint venture, Obie Walls, LLC. Total consideration paid was $300,000 and consisted of $75,000 cash and a $225,000 note payable. The Company applied purchase accounting to record the acquisition of the minority shareholder's 50% interest. As a result, the Company recorded $267,126 of goodwill.

13.    SUBSEQUENT EVENT

On December 1, 2002 the Company formed a new wholly owned subsidiary, Select Media, Inc., under which the Company's national sales functions will operate.