Form 10-Q
period 2003-02-28
OBIE MEDIA CORP
filed 2003-04-07
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED February 28, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______________TO________________

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

     As of April 1, 2003, 5,908,577 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I- FINANCIAL INFORMATION                                                               PAGE
-----------------------------                                                               ----

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of February 28, 2003 (unaudited)
                  and November 30, 2002                                                        2

         Unaudited Condensed Consolidated Statements of Operations for the three month
                  periods ended February 28, 2003 and 2002                                     3

         Unaudited Condensed Consolidated Statements of Cash Flows for the three months
                  ended February 28, 2003 and 2002                                             4

         Notes to the Condensed Consolidated Financial Statements (unaudited)                  5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                           15

ITEM 4.  Controls and Procedures                                                              15


PART II - OTHER INFORMATION
---------------------------

ITEM  5. Submission of Matters to Vote of Security Holders                                    15

ITEM  6. Exhibits and Reports on Form 8-K                                                     15

ITEM  7. Certifications                                                                       16


                             OBIE MEDIA CORPORATION
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                     February 28,        November 30,
                                                                                          2003               2002
                                                                                      (Unaudited)
                                                                                   ------------------  ----------------
CURRENT ASSETS:
    Cash                                                                                  $  851,307       $ 1,815,886
    Accounts receivable, net                                                               5,856,787         7,327,681
    Prepaids and other current assets                                                      5,537,481         4,990,859
    Deferred income taxes                                                                  1,736,007         1,732,395
                                                                                   ------------------  ----------------
        Total current assets                                                              13,981,582        15,866,821

Property and equipment, net                                                               15,608,179        15,864,193
Goodwill, net                                                                              5,448,552         5,448,552
Other assets                                                                                 874,160           947,322
                                                                                   ------------------  ----------------
                                                                                         $35,912,473       $38,126,888
                                                                                   ==================  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                  $ 15,700,693       $ 2,847,311
    Working capital revolver                                                              2,980,483         2,980,483
    Accounts payable                                                                        408,908           283,075
    Accrued transit fees                                                                    581,017         1,102,519
    Accrued expenses                                                                        796,218           737,698
    Unearned revenue                                                                        765,242           767,637
                                                                                    ----------------  ----------------
        Total current liabilities                                                        21,232,561         8,718,723

Deferred income taxes                                                                     1,578,590         1,573,729
Long-term debt, less current portion                                                      4,046,628        17,707,306
                                                                                    ----------------  ----------------
       Total liabilities                                                                 26,857,779        27,999,758
                                                                                    ----------------  ----------------

Shareholders' equity:
    Preferred stock, without par value; 10,000,000 shares
      authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
      Authorized, 5,908,577 shares issued and outstanding at
      February 28, 2003 and November 30, 2002                                            17,272,128        17,272,128
    Other comprehensive income (loss)                                                      (24,474)             5,350
    Accumulated deficit                                                                 (8,192,960)       (7,150,348)
                                                                                    ----------------  ----------------
        Total shareholders' equity                                                        9,054,694        10,127,130
                                                                                    ----------------  ----------------
                                                                                        $35,912,473       $38,126,888
                                                                                    ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             OBIE MEDIA CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended February 28,
                                                -------------------------------
                                                    2003             2002
REVENUES:
  Outdoor advertising                            $1,674,329        $1,672,678
  Transit advertising                             7,023,231         7,893,612
                                               -------------     -------------
      Net revenues                                8,697,560         9,566,290

OPERATING EXPENSES:
  Production and installation                     1,362,084         1,606,748
  Transit and outdoor occupancy                   3,624,092         3,901,483
  Selling                                         1,795,519         2,454,808
  General and administrative                      1,832,937         1,971,720
  Depreciation and amortization                     468,952           547,377
                                               -------------     -------------
      Operating  (loss)                           (386,024)         (915,846)

OTHER EXPENSE:
  Interest expense                                  543,998           315,895
                                               -------------     -------------
     (Loss) from continuing operations
       before income taxes                        (930,022)       (1,231,741)

   PROVISION FOR (BENEFIT FROM) INCOME TAXES

                                               -------------     -------------
(LOSS) FROM CONTINUING OPERATIONS                 (930,022)       (1,231,741)

DISCONTINUED OPERATIONS:
    (Loss) from discontinued operations           (112,590)         (289,220)
                                               -------------     -------------
                                                  (112,590)         (289,220)
                                               -------------     -------------
NET (LOSS)                                     ($1,042,612)      ($1,520,961)
                                               =============     =============

Basic net (loss) per share:
    (Loss) from continuing operations               ($0.16)           ($0.21)
    (Loss) from discontinued operations             ($0.02)           ($0.05)
Net (loss) per share                                ($0.18)           ($0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             OBIE MEDIA CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                       Three Months Ended February,
                                                                                    ----------------------------------
                                                                                         2003               2002
                                                                                    ----------------  ----------------
Cash Flows From Operating Activities:
    Net loss                                                                            ($1,042,612)      ($1,520,961)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                                     416,069           539,762
          Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                                     1,470,894         2,774,661
                  Prepaid and other assets                                                 (477,072)         (287,727)
                  Deferred income taxes                                                       4,861               762
              Increase (decrease) in:
                  Accounts payable                                                          125,833          (637,977)
                  Other current liabilities                                                (465,377)       (1,824,821)
                                                                                    ----------------  ----------------
             Net cash generated by (used in) operating activities                            32,596          (956,301)
                                                                                    ----------------  ----------------

Cash Flows From Investing Activities:
    Capital expenditures                                                                   (160,055)         (445,527)
                                                                                    ----------------  ----------------
            Net cash used in investing activities                                          (160,055)         (445,527)
                                                                                    ----------------  ----------------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                                                               -           610,000
    Borrowings of long-term debt                                                                  -           800,000
    Payments on long-term debt                                                             (807,296)          (64,900)
                                                                                    ----------------  ----------------
            Net cash provided by (used for) financing activities                           (807,296)        1,345,100
                                                                                    ----------------  ----------------

Effect of exchange rate changes on cash                                                     (29,824)            8,953
                                                                                    ----------------  ----------------

Net increase (decrease) in cash                                                            (964,579)          (47,775)
Cash, beginning of period                                                                 1,815,886           404,473
                                                                                    ----------------  ----------------
Cash, end of period                                                                        $851,307          $356,698
                                                                                    ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim financial statements have been prepared by Obie Media Corporation ("Obie" or the "Company") without audit. In the opinion of management, the accompanying condensed unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2003 and November 30, 2002, and the results of operations and cash flows of the Company for the three months ended February 28, 2003 and 2002, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 2002 Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 1, 2002 and ending May 1, 2007, with an additional $1.0 million balloon payment due January 1, 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, the balance of which is included within long-term debt in the accompanying balance sheet. The result is a present value of $15.1 for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001.

3.       DEBT AGREEMENTS

         The Company's credit arrangements with US Bank include a $13.8 million term loan revolver and a $4.5 million working capital revolver, both maturing December 15, 2003, which are collateralized by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. Interest rates are at U.S. Bank's prime rate plus 3.75%. The effective rate on the term loan and working capital revolvers at February 28, 2003 was 7.75%. Amounts outstanding under the working capital revolver amounted to $2,980,483 at February 28, 2003. Because the Company's bank debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with another(s) which will contain terms and conditions typical for the media industry. Negotiations with other lenders are in process. If the Company is unable to obtain new financing it may have an adverse effect on the business.

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

4.              ACCOUNTING FOR GOODWILL

         In accordance with the adoption of SFAS No. 142, goodwill amortization was discontinued as of December 1, 2002. We completed our first phase impairment analysis during the quarter ended February 28, 2003 and found no instances of impairment. Goodwill at February 28, 2003 and November 30, 2002 amounted to $5,448,552, net of accumulated amortization of $2,181,571. Summarized below are the effects on our net loss and per share data if we had followed the amortization provisions of SFAS No. 142:

                                         For the three months ended February 28,
                                                    2003              2002
                                                ------------      ------------
         Reported net loss                      ($1,042,612)      ($1,520,961)
         Addback goodwill amortization                    -           125,595
                                                ------------      ------------
         Adjusted net loss                      ($1,042,612)      ($1,395,366)
                                                ============      ============

         Basic and diluted net loss per share:
         Reported net loss                           ($0.18)           ($0.26)
         Goodwill amortization                            -              0.02
                                                ------------      ------------
         Adjusted net loss                           ($0.18)           ($0.24)
                                                ============      ============



5.       INCOME TAXES

         The Company utilized all of its federal loss carryback benefits during fiscal 2001, and has net operating loss carryforwards of approximately $7.0 million. A valuation allowance has been provided for the tax benefit of the operating loss carryforward and other deferred tax items. This results in no income tax provision for the quarters ended February 28, 2003 and 2002 respectively.

6.       EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                                    Three  Months Ended
                                                        February 28,
                                                 ------------------------
                                                    2003           2002
                                                 ---------      ---------

Basic shares (weighted average)                  5,908,577      5,908,577
Dilutive effect of stock options                         -              -
                                                 ---------      ---------
Diluted shares (weighted average)                5,908,577      5,908,577
                                                 ---------      ---------

         At February 28, 2003 and 2002 the Company had options outstanding covering 670,181 and 673,736 shares, respectively, of the Company's common stock that were not considered in diluted EPS since they would have been antidilutive for the three months ended February 28, 2003 and 2002, respectively.


7.       DISCONTINUED OPERATIONS

         Effective during its fiscal year ended November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 and No. 146 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144) and "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

         Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with expired or terminated transit district contracts that were not renewed with the Company. As a result, the Company exited these markets and has no further involvement. The US transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, and Kitsap. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. Results of operations for these transit districts for the comparable quarter in fiscal 2002 have been reclassified to Discontinued Operations for comparability purposes.

Net revenues and the components of net loss related to the discontinued operations were as follows:

                                             Three months ended February 28
                                                2003                2002
                                             ----------          ----------
Net revenues                                 $ 202,287           $ 355,440
                                             ==========          ==========
Loss from discontinued operations before
    Income taxes                             ($112,590)          ($289,220)
Income tax benefit                                   -                   -
                                             ----------          ----------
Net loss from discontinued operations        ($112,590)          ($289,220)
                                             ==========          ==========

8.       NEW ACCOUNTING PRONOUNCEMENTS

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


9.       RECLASSIFICATIONS

         Certain amounts previously reported in the Company's financial statements as of February 28, 2002 have been reclassified to conform to the current fiscal year presentation and did not impact shareholders' equity or reported net loss.

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

              Pursuant to these pronouncements, the Company has classified as " Discontinued Operations" the results of operations and any exit costs associated with transit district contracts that were targeted for exit. As a result the Company has no further involvement with these markets. The US transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, and Kitsap. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. Results of operations for these transit districts for 2002 have been reclassified to Discontinued Operations for comparability purposes.

RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

              We make ongoing estimates relating to the collectiblity of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses, the aging spread of accounts at the date the estimate is made, trends in the overall media economy, and general business conditions. Historically, losses from uncollectible accounts have exceeded our reserves in the last two years by approximately $525,000 in fiscal 2002 and $1.4 million in fiscal 2001. This was due primarily to the softening in the advertising industry and overall economic conditions. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event that a smaller or larger reserve was appropriate, we would record a credit or charge to administrative expense in the period in which we made such a determination.

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

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of December 1, 2002. We completed our first phase impairment analysis during the quarter ended February 28, 2003 and found no instances of impairment. Goodwill at February 28, 2003 and November 30, 2002 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

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


RECENT DEVELOPMENTS

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

          On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants, and reduced principal payment requirements during fiscal 2003. $1.5 million was available under the working capital line of credit as of February 28, 2003. The revised agreement extends the term of the credit facility through December 15, 2003 when both the term revolver and working capital credit line expire. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants. Because the debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with another(s) which will contain terms and conditions typical for the media industry. Negotiations with other lenders are in process.


         Effective December 1, 2002 we formed a new wholly owned subsidiary, Select Media, Inc. under which our national sales organization will operate. The accounts of Select Media, Inc. have been consolidated with the accounts of the Company.

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

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from sales of advertising on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are a function of both the occupancy of these display spaces and the rates we can charge. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Net revenues for the three months ended February 28, 2003 decreased $869,000, or 9.1%, to $8.7 million in 2003 from $9.6 million for the same period in fiscal 2002. Transit net revenues decreased $870,000 or 11.0% to $7.0 million for the three month period in fiscal 2003 from $7.9 million for the same period of fiscal 2002. The decrease was due primarily to continuing weaknesses in the advertising economy principally in the northeastern United States markets. Outdoor net revenues was unchanged at $1.7 million in the three month periods in fiscal 2003 and 2002.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses decreased approximately $245,000, or 15.2% to $1.4 million in fiscal 2003 from $1.6 million in fiscal 2002. The Company's production activities are primarily related to the transit advertising part of our business, and therefore declined relative to the decline in transit net revenues. Also, cost containment measures enacted in the third and fourth quarters of fiscal 2002 impacted the first quarter of fiscal 2003.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses decreased approximately $277,000 or 7.1% to $3.6 million in the first quarter of fiscal 2003 from $3.9 million in the same period of fiscal 2002. The decrease is primarily due to lower transit fee accruals related to reduced transit revenues for the quarter as noted above.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses decreased $659,000, or 26.9% to $1.8 million for the three month period in fiscal 2003 from $2.5 million in the same period in fiscal 2002. The reduction is related both to the decrease in transit net revenues, and to realizing more fully the impact of cost containment measures enacted throughout the prior year.

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

General and administrative expenses decreased approximately $139,000 or 7.0%, to $1.8 million in the three month period of fiscal 2003 from $2.0 million in the same period of fiscal 2002. The decrease was due primarily to personnel reductions in marketing, human resources and the business office at the corporate headquarters that were implemented in the final two quarters of fiscal 2002. These reductions impacted the first quarter of 2003.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased approximately $78,000, or 14.3%, to $469,000 in the three months ended February 28, 2003 as compared to $547,000 for the same period in fiscal 2002. The decrease is related almost entirely to the fact that effective at the beginning of fiscal year 2003 we have adopted the provisions of SFAS No. 142 and no longer amortize goodwill.

OPERATING INCOME. Due to the events and factors discussed above we experienced an operating loss of $386,000 in the three month period ended February 28, 2003, compared to an operating loss of $916,000 in the same period of fiscal 2002.

INTEREST EXPENSE. Interest expense increased $228,000, or 72.2%, to $544,000 for the three month period in fiscal 2003 from $316,000 for the comparable period of fiscal 2002. The increase was due primarily to the amortization of the discount on the Chicago Transit Authority settlement in the three month period of fiscal 2003, of which there was none in the comparable period of fiscal 2002.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. Therefore, there is no provision for income taxes (benefit) in either the first quarter of fiscal 2003 or 2002.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we experienced a loss of $930,000 in the three month period in fiscal 2003 as compared to a loss of $1.2 million for the same period in fiscal 2002.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to negotiate modifications to such contracts, negotiate or effect early terminations to such contracts, or exit such markets at the end of the contract terms.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the three month period of both fiscal 2003 and 2002 include the operations of San Antonio, Texas, Cincinnati, Ohio (transit), and the Ontario, Canada markets described above.

NET LOSS

Due to the items and factors discussed above, Obie realized a net loss of $1.0 million during the first three months of fiscal 2003, compared to a net loss of $1.5 million in the same period of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at February 28, 2003 was a negative $7.3 million as compared to a positive $7.2 million at November 30, 2002. This decrease is due primarily to the fact that the bank debt classified as long-term at November 30, 2002 has been classified as current at February 28, 2003, pending completion of the refinancing process. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At February 28, 2003, Obie had outstanding borrowings of $22.7 million, of which $16.8 million was pursuant to credit agreements with US Bank, $209,000 pursuant to the agreement to acquire the minority interest in O. B. Walls in 2002, and $5.7 million relative to the settlement of the Chicago Transit Authority dispute. The Company's indebtedness is collateralized by substantially all of its assets. At

February 28, 2003, available borrowing capacity under the line of credit, based on collateralized accounts, was approximately $1.5 million.

         Obie's net cash provided by operating activities was $33,000 during the three months ended February 28, 2003 as compared to net cash used in operating activities of $956,000 for the same period in fiscal 2002. The change between periods was primarily due to lower payments on transit contracts.

         Net cash used in investing activities was $160,000 and $446,000 during the three months ended February 28, 2003 and 2002, respectively. The amounts spent on billboard upgrades and on other equipment was approximately the same in both fiscal year periods. In the three month period of fiscal 2002 we also purchased our third large format digital production printer, which accounted for the majority of the difference.

         Net cash used in financing activities was $807,000 for the three month period ended February 28, 2003 as compared to net cash provided of $1.3 million in the same period of fiscal 2002. The decrease was primarily the result of reduced utilization of the working capital credit line and of increased term-debt principal payments during the first three months of fiscal 2003 as compared to the comparable period in fiscal 2002.

         Effective February 19, 2001 Obie entered into a new financing arrangement with U.S. Bank. The arrangement provided for a $16.0 million term line maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. These credit facilities are secured by substantially all of the assets of Obie and its subsidiaries. Obie used the term revolver to refinance all of its then-existing debt, including the previously outstanding line of credit. Principal payments on the term revolver began in the third quarter of fiscal 2002. On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants and a reduction of principal payment requirements for fiscal 2003. The revised agreement extends the term of the credit facility through December 15, 2003 when both the term revolver and working capital credit line expire. The revised credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants. The Company expects to replace these credit arrangements with another(s) which will contain terms and conditions typical for the media industry. Negotiations with other lenders are in process.

         We expect to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2003. Future acquisitions by Obie, if any, may require additional debt or equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into derivative financial instruments.


ITEM 4.  CONTROLS AND PROCEDURES


         Within the 90-days prior to the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II - OTHER INFORMATION


ITEM 5.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the three months ended February 28, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     None

(b) No reports on Form 8-K were filed by the Company during the three months ended February 28, 2003.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Obie Media Corporation



 Date April 5, 2003                 By: /s/ GARY F. LIVESAY *
                                        -------------------
                                        Gary F. Livesay
                                        Vice President - Chief Financial Officer

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


Date:  April 5, 2003

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


Date:  April 5, 2003

                              By: /s/ BRIAN B. OBIE
                                      President
                                      Chief Executive Officer