Form 10-Q
period 2003-05-31
OBIE MEDIA CORP
filed 2003-07-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 31, 2003
                              ------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

 For the transition period from ___________________TO________________________

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

     As of July 1, 2003, 5,908,577 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I- FINANCIAL INFORMATION                                                           PAGE
-----------------------------                                                           ----

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of May 31, 2003 and November 30, 2002              2

         Consolidated Statements of Operations for the three month and six month
                  periods ended May 31, 2003 and 2002                                      3

         Consolidated Statements of Cash Flows for the six months
                  ended May 31, 2003 and 2002                                              4

         Notes to Financial Statements                                                     5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                       19

ITEM 4.   Controls and Procedures                                                         19


PART II - OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to Vote of Security Holders                                20

ITEM 6.  Exhibits and Reports on Form 8-K                                                 20

         Certifications                                                                   21

ITEM 1.  FINANCIAL STATEMENTS

                             OBIE MEDIA CORPORATION
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                        May 31,          November 30,
                                                                                          2003               2002
                                                                                      (Unaudited)
                                                                                   ------------------  ----------------
CURRENT ASSETS:
    Cash                                                                                    $468,182        $1,815,886

    Accounts receivable, net                                                               5,517,215         7,327,681
    Prepaids and other current assets                                                      5,958,787         4,990,859
    Deferred income taxes                                                                  1,743,432         1,732,395
                                                                                   ------------------  ----------------
        Total current assets                                                              13,687,616        15,866,821

Property and equipment, net                                                               15,371,017        15,864,193
Goodwill, net                                                                              5,448,552         5,448,552
Other assets                                                                                 874,931           947,322
                                                                                   ------------------  ----------------
                                                                                         $35,382,116       $38,126,888
                                                                                   ==================  ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                  $ 15,509,881       $ 2,847,311
    Working capital revolver                                                              3,380,483         2,980,483
    Accounts payable                                                                        307,096           283,075
    Accrued transit fees                                                                    471,498         1,102,519
    Accrued expenses                                                                        820,645           737,698
    Income taxes payable                                                                    146,372                 -
    Unearned revenue                                                                        733,549           767,637
                                                                                    ----------------  ----------------
        Total current liabilities                                                        21,369,524         8,718,723

Deferred income taxes                                                                     1,588,582         1,573,729
Long-term debt, less current portion                                                      3,866,510        17,707,306
                                                                                    ----------------  ----------------
       Total liabilities                                                                 26,824,616        27,999,758
                                                                                    ----------------  ----------------
Shareholders' equity:
    Preferred stock, without par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Common stock, without par value; 20,000,000 shares
        Authorized, 5,908,577 shares issued and outstanding                              17,272,128        17,272,128
    Other comprehensive income (loss)                                                      (60,272)             5,350
    Accumulated deficit                                                                 (8,654,356)       (7,150,348)
                                                                                    ----------------  ----------------
        Total shareholders' equity                                                        8,557,500        10,127,130
                                                                                    ----------------  ----------------
                                                                                        $35,382,116       $38,126,888
                                                                                    ----------------  ----------------

                             See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended May             Six Months Ended May
                                                         ------------------------------------------------------------------
                                                              2003            2002              2003             2002
                                                         ---------------- --------------   ---------------  ---------------

REVENUES:
  Transit advertising                                        $ 9,053,680     $9,159,873       $16,076,911      $17,053,485
  Outdoor advertising                                          1,581,634      1,790,263         3,255,963        3,462,941
                                                         ---------------- --------------   ---------------  ---------------
      Net revenue                                             10,635,314     10,950,136        19,332,874       20,516,426

OPERATING EXPENSES:
  Production and installation                                  1,559,641      1,516,543         2,921,725        3,123,291
  Transit and outdoor occupancy                                4,546,695      4,533,657         8,170,787        8,435,140
  Selling                                                      2,029,521      2,305,936         3,825,040        4,760,744
  General and administrative                                   1,686,656      1,923,253         3,519,596        3,894,973
  Depreciation and amortization                                  449,992        547,509           918,944        1,094,886
                                                         ---------------- --------------   ---------------  ---------------
             Total operating expenses                         10,272,505     10,826,898        19,356,092       21,309,034
                                                         ---------------- --------------   ---------------  ---------------

      Operating income (loss)                                    362,809        123,238           (23,218)        (792,608)

OTHER (INCOME) EXPENSE:
  Interest expense                                               583,760        316,148         1,127,758          632,043
                                                         -------------------------------   ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                         (220,951)      (192,910)       (1,150,976)      (1,424,651)

PROVISION FOR INCOME TAXES                                       134,531                          134,531
                                                         ---------------- --------------   ---------------  ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                         (355,482)      (192,910)       (1,285,507)      (1,424,651)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES                    (105,914)      (328,638)         (218,501)        (617,858)
                                                         ---------------- --------------   ---------------  ---------------

          NET INCOME (LOSS)                                    $(461,396)    $ (521,548)      $(1,504,008)     $(2,042,509)
                                                         ================ ==============   ===============  ===============

Earnings (loss) per share:
    Basic and diluted, from continuing operations                $ (0.06)       $ (0.03)          $ (0.21)         $ (0.24)
    Basic and diluted, discontinued operations                   $ (0.02)       $ (0.06)          $ (0.04)         $ (0.10)
    Basic and diluted, on net income (loss)                      $ (0.08)       $ (0.09)          $ (0.25)         $ (0.34)



                             See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended May,
                                                                                      -----------------------------
                                                                                         2003               2002
                                                                                    ----------------  ----------------
Cash Flows From Operating Activities:
    Net loss                                                                           ($1,504,008)      $(2,042,509)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                                     843,885         1,094,886
          Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                                     1,810,466         3,257,304
                  Prepaid and other assets                                                 (906,574)          989,675
              Increase (decrease) in:
                  Accounts payable                                                           24,021         (629,330)
                  Other liabilities                                                        (420,938)      (2,785,058)
                                                                                    ----------------  ----------------
             Net cash used in operating activities                                         (153,148)        (115,032)
                                                                                    ----------------  ----------------

Cash Flows From Investing Activities:
    Capital expenditures                                                                  (350,709)         (633,288)
                                                                                    ----------------  ----------------
            Net cash used in investing activities                                         (350,709)         (633,288)
                                                                                    ----------------  ----------------

Cash Flows From Financing Activities:
    Net borrowing on line of credit                                                        494,287          1,590,548
    Borrowings of long-term debt                                                                 -          1,300,000
    Payments on long-term debt                                                          (1,272,512)          (129,800)
                                                                                    ----------------  ----------------
            Net cash (used in) provided by financing activities                           (778,225)         2,760,748
                                                                                    ----------------  ----------------

Effect of exchange rate changes on cash                                                    (65,622)            (5,993)
                                                                                    ----------------  ----------------
Net (decrease) increase in cash                                                         (1,347,704)         2,006,435
Cash, beginning of period                                                                1,815,886            404,473
                                                                                    ----------------  ----------------
Cash, end of period                                                                       $468,182         $2,410,908
                                                                                    ================  ================







                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         The interim financial statements have been prepared by Obie Media Corporation ("Obie", "Obie Media" or the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2003 and 2002, and the results of operations and cash flows of the Company for the six months ended May 31, 2003 and 2002, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 1, 2002 and ending May 1, 2007, with an additional $1.0 million balloon payment due January 1, 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of approximately $5.6 million as of May 31, 2003.

3.   DEBT AGREEMENTS

         The Company's credit arrangements with U.S. Bank include a $13.8 million term loan revolver and a $4.5 million working capital revolver, both maturing on December 15, 2003, and are collateralized by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. The interest rates are at U.S. Bank's prime rate plus 3.75% for the term revolver and prime rate plus 3.25% for the working capital revolver. At May 31, 2003 the effective rates were 8.0% and 7.5% for the term loan and working capital revolvers respectively. Amount outstanding under the term revolver was $13,500,000 and $3,380,483 under the working capital revolver at May 31, 2003. Because the Company's debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with alternate arrangements which will contain terms and conditions typical for the media industry. Discussions with other lenders are in process.

         The U.S. Bank loan agreements contain certain restrictive covenants and required ratios. These include Fixed Charge Coverage, Interest Coverage and Leverage ratios and a minimum EBITA level covenant, all of which are measured quarterly. On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modifications of the above mentioned financial ratios and covenants, and a reduction of principal payment requirements for fiscal 2003. $1.1 million was available under the working capital line of credit as of May 31, 2003. The revised agreement extends the term of the credit facility through December 15, 2003, when both the term revolver and working capital credit line expire. As of May 31, 2003, the Company was in compliance with the revised covenants.

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

4.   ACCOUNTING FOR GOODWILL

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of November 30, 2002. We continued our impairment analysis during the quarter ended May 31, 2003 and found no instances of impairment. Goodwill at May 31, 2003 and November 30, 2002 amounted to $5,448,552, net of accumulated amortization of $2,181,571. Summarized below are the effects on our net loss and per share data if we had followed the amortization provisions of SFAS No. 142:

                                                                            For the six months ended May 31,
                                                                            2003                       2002
                                                                       ----------------          ----------------
         Reported net loss                                                ($1,504,008)              ($2,042,509)
         Addback goodwill amortization                                              -                   251,190
                                                                       ----------------          ----------------
         Adjust net loss                                                  ($1,504,008)              ($1,791,319)
                                                                       ================          ================

         Basic and diluted loss per share:
         Reported net loss                                                     ($0.25)                   ($0.34)
         Goodwill amortization                                                      -                      0.04
                                                                       ----------------          ----------------
         Adjusted net loss                                                     ($0.25)                   ($0.30)
                                                                       ================          ================

5.   INCOME TAXES

         The provision for (benefit from) income taxes for the six months ended May 31, 2003 and 2002 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as follows:

                                                                         Six Months ended May 31,
                                                                       2003                2002
                                                                       ------------------------
          Statutory federal income tax rate                            (34.0%)           (34.0%)
          Increase in income taxes resulting from:
                   State and local taxes, net of federal benefit       ( 3.6%)           ( 3.6%)
                   Net operating loss valuation allowance               37.6%             37.6%
                   Foreign income taxes                                 11.7%
                                                                       -------------------------
                   Actual income tax rate                               11.7%               0.0%
                                                                       -------------------------

6.   EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                                Six  Months Ended May 31
                                         ---------------------------------------
                                             2003                       2002
                                         ------------               ------------
Basic shares (weighted average)            5,908,577                  5,908,577
Dilutive effect of stock options                   -                          -
                                         ------------               ------------
Diluted shares                             5,908,577                  5,908,577
                                         ------------               ------------

         At May 31, 2003 and 2002 the Company had options outstanding covering 670,181 and 713,982 shares respectively of the Company's common stock that were not considered in the dilutive EPS since they would have been antidilutive for the six months ended May 31, 2003 and 2002. For the three and six months ended May 31, 2003 and 2002 the exercise prices of the outstanding options were greater than the market price of the common shares and therefore were not considered in dilutive EPS.

7.   COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net loss for the six month periods ended May 31, 2003 and 2002.

8.   DISCONTINUED OPERATIONS

         Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

         Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with transit agreements that were economically not viable, and where the Company plans to or has already either exited the market or intends not to be a competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 44. The assets associated with the discontinued markets are, in the aggregate, not material. The U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. The Chicago (see
Note 2 above), Pickering, Whitby, Cambridge and St. Catharines contracts were terminated during fiscal year 2002; the contract in San Antonio was terminated in December 2002. The Company did not aggressively participate in new contract awards in Cincinnati, Kitsap, Santa Cruz or Bridgeport, which contracts expired either during fiscal 2002 or early in Fiscal 2003. The results of operations for these transit districts for 2002 have been reclassified to Discontinued Operations for comparability purposes.

         Net revenues and the components of the net loss related to the discontinued operations were as follows:

                                                          Six  months ended May 31,
                                                          2003               2002
                                                     --------------    ---------------
Net revenues                                           $   247,817       $    942,028

Production and Installation Expenses                       (49,122)          (251,566)
Occupancy Expense                                         (139,701)          (648,962)
Sales Expense                                              (52,654)         (480,510)
General and administrative Expense                        (224,841)          (178,848)
                                                     --------------    ---------------
Income (loss) from discontinued operations
   before income taxes                                    (218,501)          (617,858)
Income tax benefit                                               -
                                                     --------------    ---------------
Net loss from discontinued operations                  $  (218,501)       $  (617,858)
                                                     ==============    ===============

9.   STOCK OPTIONS

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 123 AND NO. 148

         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB No. 25. Entities electing to continue to use the accounting treatment in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

         The Company adopted the applicable provisions of SFAS No. 148 effective March 1, 2003. SFAS No. 148, among other things, extends the pro forma disclosures required by APB No. 25 to interim periods beginning after December 15, 2002. Accordingly the Company has included the information following regarding its employee stock option plan.

         The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes the value of all options granted during the three and six month periods ended May 31, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants for all periods presented:

                  Risk-free interest rate            4.9%
                  Expected dividend yield              0%
                  Expected lives                   6 years
                  Expected volatility               81.48%

         Using the Black-Scholes methodology, the total value of options granted during the three month and six month periods ending May 31, 2003 and May 31, 2002 is as follows:

      Three Months Ended May 31,               Six Months Ended May 31,
      2003                  2002              2003                  2002
     ----------------------------            ----------------------------
       $ 0               $67,664              $5,000            $263,540

         These amounts would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share value of options granted during the three months ended May 31, 2002 and six months ended May 31, 2002 and 2003 was $2.33, $2.28 and $1.74 respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                       Three Months Ended May 31,
                                   2003                          2002
                          ------------------------------------------------------
                          As                             As
                          Reported      Pro Forma        Reported      Pro Forma

Net loss                  $461,396       $541,169        $521,548       $635,912
Basic net loss
   per share                  $.08           $.09            $.09           $.11
Diluted net loss per share    $.08           $.09            $.09           $.11

                                        Six Months Ended May 31,
                                   2003                          2002
                          ------------------------------------------------------
                          As                             As
                          Reported      Pro Forma        Reported      Pro Forma

Net loss                $1,504,008     $1,663,554      $2,042,509     $2,289,721
Basic net loss
   per share                  $.25           $.28            $.34           $.39
Diluted net loss per share    $.25           $.28            $.34           $.39

10.  NEW ACCOUNTING PRONOUNCEMENTS

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of-". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, however, earlier adoption is permitted. The Company early adopted the provisions of SFAS No. 144 in Fiscal 2002 and has recorded the results of operations from transit markets that it has exited as discontinued operations.


         On June 28, 2002, the FASB adopted Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities-", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 46 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)-". The Company early adopted the provisions of SFAS No. 146 in Fiscal 2002 and has recorded exit costs relating to contract terminations resulting from its exit of certain transit markets in accordance with the provisions of SFAS No. 146. These costs have been recorded as a component of discontinued operations in accordance with SFAS No. 144.

11.  RECLASSIFICATIONS

         Certain amounts previously reported in the Company's financial statements as of May 31, 2002 have been reclassified to conform to the current fiscal year presentation.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DISCONTINUED OPERATIONS

         Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).

         Pursuant to these pronouncements, the Company has classified as " Discontinued Operations" the results of operations and any exit costs associated with transit district contracts that were targeted for exit. As a result the Company has no further involvement with these markets. The U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. Results of operations for these transit districts for 2002 have been reclassified to Discontinued Operations for comparability purposes.

RESERVE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

         We make ongoing estimates relating to the collectiblity of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses, the aging spread of accounts at the date the estimate is made, trends in the overall media economy, and general business conditions. Historically, losses from uncollectible accounts have not exceeded our reserves except that writeoffs exceeded reserves by approximately $525,000 in fiscal 2002. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event that a smaller or larger reserve was appropriate, we would record a credit or charge to administrative expense in the period in which we made such a determination.

INCOME TAXES

         We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes". Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we establish a valuation allowance against our deferred tax assets increasing our income tax expense in the period such determination is made. An increase in the valuation allowance would result in a charge to income tax expense. A decrease in the valuation allowance would result in a reduction to income tax expense.

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

PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

         Property, plant and equipment, including buildings, equipment, and computer hardware and software is recorded at cost (including, in some cases, the cost of internal labor) and is depreciated over estimated useful lives. Changes in circumstances (such as technological advances or changes to our business operations) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining estimated useful life to depreciate the asset to its salvage value.

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of November 30, 2002. We completed our first phase impairment analysis during the quarter ended February 28, 2003 and found no instances of impairment. Goodwill at February 28, 2003 and November 30, 2002 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

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

RECENT DEVELOPMENTS

         Effective February 19, 2001, Obie entered into a financing arrangement with U.S. Bank. The arrangement provided for a $16.0 million term line maturing in August of 2007, and a $6.0 million working capital line of credit available for general purposes. These credit facilities are secured by substantially all of the assets of Obie and its subsidiaries. Obie used the term revolver to refinance all of its then-existing debt, including the previously outstanding line of credit.

         On February 25, 2003, U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants, and reduced principal payment requirements during fiscal 2003. $1.1 million was available under the working capital line of credit as of May 31, 2003. The revised agreement extends the term of the credit facility through December 15, 2003, when both the term revolver and working capital credit line expire. The credit facility requires the execution and delivery of definitive transaction documentation and Obie's continued compliance with the revised covenants. Because the debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with alternate arrangements which will contain terms and conditions typical for the media industry. Discussions with other lenders are in process.


         Effective December 1, 2002, we formed a new wholly owned subsidiary, Select Media, Inc. under which our national sales organization operates.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Net revenues for the three months ended May, 2003 decreased $315,000, or 2.9%, to $10.6 million in 2003 from $10.9 million for the same period in fiscal 2002. Transit net revenues decreased $106,000, or 1.2% to $9.1 million for the three month period in fiscal 2003, from $9.2 million for the same period of fiscal 2002. The small decrease is reflective of the continuing weaknesses in the advertising economy principally in our California and northeastern United States markets. Outdoor net revenues decreased approximately $209,000, or 11.7% to $1.6 million in the three month period in fiscal 2003, compared to $1.8 million in the comparable period in 2002. This decrease was due primarily to lower levels of billboard occupancy in fiscal 2003 when compared to fiscal 2002 in our Portland, Oregon and California markets.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased approximately $43,000, or 2.8% to $1.6 million in fiscal 2003 from $1.5 million in fiscal 2002. The Company's production and installation activities are primarily related to the transit advertising part of our business, and increased to 17.2% of net transit sales in the three month period in 2003, when compared to 16.6% in the same period of 2002. The increase reflects a higher production income (and related costs) component when compared to total transit sales.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses remained relatively unchanged at $4.5 million and approximately 42% of net revenues in the second quarters of fiscal 2003 and 2002.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses decreased $276,000, or 12.0% to $2.0 million for the three month period in fiscal 2003, from $2.3 million in the same period in fiscal 2002. The reduction is related primarily increased realization of cost containment measures enacted throughout the prior year.

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

General and administrative expenses decreased approximately $237,000, or 12.3%, to $1.7 million in the three month period of fiscal 2003 from $1.9 million in the same period of fiscal 2002. The decrease was due primarily to personnel reductions in marketing, human resources and the business office at the corporate headquarters that were implemented in the final two quarters of fiscal 2002. These reductions impacted the first and second quarters of 2003.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased approximately $98,000, or 17.8%, to $450,000 in fiscal 2003 as compared to $548,000 for the same period in fiscal 2002. The decrease is related almost entirely to the fact that effective at the beginning of fiscal year 2003 we have adopted the provisions of SFAS No. 142 and no longer amortize goodwill.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $363,000 in the three month period ending May 30, 2003, compared to $123,000 in the same period of fiscal 2002.

INTEREST EXPENSE. Interest expense increased $268,000, or 84.6%, to $584,000 for the three month period in fiscal 2003 from $316,000 for the comparable period of fiscal 2002. The increase was due primarily to the amortization of the discount on the Chicago Transit Authority settlement in the three month period of fiscal 2003, of which there was none in the comparable period of fiscal 2002.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. Since the operating loss carryforwards expire at certain times, we have evaluated the likeliness of utilizing those carryforwards against future taxable income in that time frame and have established a valuation allowance accordingly.

The difference between the statutory United States federal income tax rate and the beneficial tax rate for fiscal 2002 is due primarily to the deferred tax valuation reserve for the net operating loss carryforwards. The provision for income taxes of $134,000 in the fiscal period of 2003 reflects income tax liabilities of the Company's Canadian subsidiary.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated a loss of $355,000 in the three month period in fiscal 2003, as compared to a loss of $193,000 for the same period in fiscal 2002.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to negotiate modifications to such contracts, negotiate or effect early terminations to such contracts, or exit such markets at the end of the contract term.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the three month period of both fiscal 2003 and 2002 include the operations of San Antonio, Texas, Cincinnati, Ohio (transit), Kitsap, Washington, Santa Cruz, California, Bridgeport, Connecticut and the Ontario, Canada markets described above.

NET LOSS

Due to the items and factors discussed above, Obie realized a net loss of $461,000 during the first three months of fiscal 2003, compared to a net loss of $522,000 in the same period of fiscal 2002.

COMPARISON OF THE SIX MONTHS ENDED MAY 31, 2003 AND 2002

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Net revenues for the six months ended May, 2003 decreased $1.2 million or 5.8%, to $19.3 million in 2003 from $20.5 million for the same period in fiscal 2002. Transit net revenues decreased $977,000, or 5.7% to $16.1 million for the six month period in fiscal 2003, from $17.1 million for the same period of fiscal 2002. The decrease is reflective of the continuing weaknesses in the advertising economy principally in our California and northeastern United States markets. Outdoor net revenues decreased approximately $207,000, or 6.0% to $3.3 million in the six month period in fiscal 2003, compared to $3.5 million in the comparable period in 2002. This decrease was due primarily to lower levels of billboard occupancy in the second quarter of fiscal 2003 when compared to the comparable period of fiscal 2002 in our Portland, Oregon and California markets.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses decreased approximately $202,000, or 6.5% to $2.9 million in fiscal 2003 from $3.1 million in fiscal 2002. The Company's production and installation activities are primarily related to the transit advertising part of our business, and remained relatively unchanged at approximately 18% of transit net revenues for the six month periods in both 2003 and 2002.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses decreased approximately $264,000, or 3.1%, to $8.2 million for the six month period of fiscal 2003, from $8.4 million in the comparable period of fiscal 2002. These expenses amounted to approximately 42% of net revenues in fiscal 2003 as compared to approximately 41% in the same period of 2002. The slight increase, as a percentage of net revenues, in 2003, relates to the decline in billboard net revenues mentioned above where the fixed occupancy costs (primarily land lease costs) were unchanged.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses decreased $936,000, or 19.7% to $3.8 million for the six month period in fiscal 2003 from $4.8 million in the same period in fiscal 2002. The reduction is related primarily to increased realization of cost containment measures enacted throughout the prior year that were not present in the first six months of fiscal 2002.

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

General and administrative expenses decreased approximately $375,000, or 9.6%, to $3.5 million in the six month period of fiscal 2003 from $3.9 million in the same period of fiscal 2002. The decrease was due primarily to personnel reductions in marketing, human resources and the business office at the corporate headquarters that were implemented in the final two quarters of fiscal 2002. These reductions impacted the first and second quarters of 2003.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased approximately $176,000, or 16.3%, to $919,000 in fiscal 2003 as compared to $1.1 million for the same period in fiscal 2002. The decrease is related almost entirely to the fact that effective at the beginning of fiscal year 2003 we have adopted the provisions of SFAS No. 142 and no longer amortize goodwill.

OPERATING INCOME. Due to the events and factors discussed above we generated an operating loss of $23,000 in the six month period ending May 31, 2003, compared to a loss of $793,000 in the same period of fiscal 2002.

INTEREST EXPENSE. Interest expense increased $496,000, or 78.4%, to $1.1 million for the six month period in fiscal 2003 from $632,000 for the comparable period of fiscal 2002. The increase was due primarily to the amortization of the discount on the Chicago Transit Authority settlement in the six month period of fiscal 2003, of which there was none in the comparable period of fiscal 2002.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. Since the operating loss carryforwards expire at certain times, we have evaluated the likeliness of utilizing those carryforwards against future taxable income in that time frame and have established a valuation allowance accordingly.

The difference between the statutory United States federal income tax rate and the beneficial tax rate for fiscal 2002 and is due primarily to the deferred tax valuation reserve for the net operating loss carryforwards. The provision for income taxes of $134,000 in the fiscal period of 2003 reflects income tax liabilities of the Company's Canadian subsidiary.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we experienced a loss of $1.3 million in the six month period in fiscal 2003, as compared to a loss of $1.4 million for the same period in fiscal 2002.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to negotiate modifications to such contracts, negotiate or effect early terminations to such contracts, or exit such markets at the end of the contract term.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the six month period of both fiscal 2003 and 2002 include the operations of San Antonio, Texas, Cincinnati, Ohio (transit), Kitsap, Washington, Santa Cruz, California, Bridgeport, Connecticut and the Ontario, Canada markets described above.

NET LOSS

Due to the items and factors discussed above, Obie realized a net loss of $1.5 million during the first six months of fiscal 2003, compared to a net loss of $2.0 million in the same period of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit arrangements with U.S. Bank include a $13.8 million term loan revolver and a $4.5 million working capital revolver, both maturing on December 15, 2003, and are collateralized by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. The interest rates are at U.S. Bank's prime rate plus 3.75% for the term revolver and prime rate plus 3.25% for the working capital revolver. At May 31, 2003 the effective rates were 8.0% and 7.5% for the term loan and working capital revolvers respectively. Amount outstanding under the term revolver was $13,500,000 and $3,380,483 under the working capital revolver at May 31, 2003. Because the Company's debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with alternative arrangements which will contain terms and conditions typical for the media industry. Discussions with other lenders are in process.

         The U.S. Bank loan agreements contain certain restrictive covenants and required ratios. These include Fixed Charge Coverage, Interest Coverage and Leverage ratios and a minimum EBITDA level covenant, all of which are measured quarterly. On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modifications of the above mentioned financial ratios and covenants, and a reduction of principal payment requirements for fiscal 2003. $1.1 million was available under the working capital line of credit as of May 31, 2003. The revised agreement extends the term of the credit facility through December 15, 2003, when both the term revolver and working capital credit line expire. As of May 31, 2003 the Company was in compliance with the revised covenants.

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at May 31, 2003 was a negative $7.7 million as compared to a positive $7.2 million at November 30, 2002. This decrease is due primarily to the fact that the bank debt classified as long-term at November 30, 2002 has been classified as current at May 31, 2003, pending completion of the refinancing process. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At May 31, 2003, Obie had outstanding borrowings of $22.8 million, of which $17.0 million was pursuant to credit agreements with U.S. Bank, $200,000 pursuant to the agreement to acquire the minority interest in O. B. Walls in 2002, and $5.6 million relative to the settlement of the Chicago Transit Authority dispute. The Company's indebtedness is collateralized by substantially all of its assets. At May 31, 2003, available borrowing capacity under the line of credit, based on collateralized accounts, was approximately $1.1 million.

         Obie's net cash used in operating activities was $153,000 during the six months ended May 31, 2003, as compared to net cash used in operating activities of $115,000 for the same period in fiscal 2002.

         Net cash used in investing activities was $351,000 and $633,000 during the six month periods ended May 31, 2003 and 2002, respectively. The amounts spent on billboard upgrades and on other equipment was approximately the same in both fiscal year periods. However, in the six month period of fiscal 2002, we also purchased our third large format digital production printer, which accounted for the majority of the difference.

         Net cash used in financing activities was $778,000 for the six month period ended May 31, 2003, as compared to net cash provided of $2.8 million in the same period of fiscal 2002. The decrease was primarily the result of reduced utilization of the working capital credit line during fiscal 2003 and no term debt borrowed in 2003, as compared to $1.3 million borrowed in fiscal 2002.

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

SEASONALITY

         Obie's revenues and operating results historically have fluctuated by season, generally following the advertising trends in our major transit markets. Typically, results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year which ends on November 30. Transit advertising operations are more seasonal than outdoor advertising operations as the Company's outdoor advertising display space, unlike its transit advertising display space, is and has been sold largely by means of 12-month contracts. The Company believes that the seasonality of revenues and operating results will increase if transit advertising operations continue to expand more rapidly than outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions that have been taken to implement the Company's growth strategy, have contributed to fluctuations in periodic operating results. These fluctuations likely will continue. Accordingly, results of operations in any period may not be indicative of the results to be expected for any future period.

ITEM 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, within 90 days of the date of this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the three months ended May 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1   Press Release, dated April 7, 2003

(b) The Company filed a Form 8-K on April 10, 2003 reporting that it had issued a press release on April 7, 2003 reporting earnings for the fiscal quarter ended February 28, 2003. The Company also filed a Form 8-K on May 22, 2003 reporting that the Company's stock listing on NASDAQ had moved to the SmallCap Listing service.






Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Obie Media Corporation



 Date July 10, 2003             By: /s/ GARY F. LIVESAY *
                                        Gary F. Livesay
                                        Vice President - Chief Financial Officer

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

Date:  July 10, 2003
                                     By: /s/ GARY F. LIVESAY
                                             Vice President
                                             Chief Financial Officer

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

Date:  July 10, 2003
                                          By: /s/ BRIAN B. OBIE
                                                  President
                                                  Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Obie Media Corporation (the Company ) on Form 10-Q for the quarterly period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Gary F. Livesay, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

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


By: /s/ GARY F. LIVESAY
        Vice President
        Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Obie Media Corporation (the Company ) on Form 10-Q for the quarterly period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Brian B. Obie, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ BRIAN B. OBIE
        President
        Chief Executive Officer