Form 10-Q
period 2003-08-31
OBIE MEDIA CORP
filed 2003-10-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended              August 31, 2003
                               -------------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________to___________________

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

     As of October 1, 2003, 5,908,577 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                           Page
------------------------------                                                           ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of August 31, 2003 and November 30, 2002          2

         Consolidated Statements of Operations for the three month and nine month
                  periods ended August 31, 2003 and 2002                                  3

         Consolidated Statements of Cash Flows for the nine months
                  ended August 31, 2003 and 2002                                          4

         Notes to Financial Statements                                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      20

Item 4.  Controls and Procedures                                                         20


PART II - OTHER INFORMATION
---------------------------

Item  4. Submission of Matters to Vote of Security Holders                               20

Item  6. Exhibits and Reports on Form 8-K                                                20

         Certifications                                                                  21

Item 1.  Financial Statements
-----------------------------

                        OBIE MEDIA CORPORATION
                      Consolidated Balance Sheets


                                     ASSETS

                                                           August 31,      November 30,
                                                              2003            2002
                                                          (Unaudited)
                                                         ------------    ------------
CURRENT ASSETS:
 Cash                                                      $ 940,070      $1,815,886
 Accounts receivable, net                                  5,367,000       7,327,681
 Prepaids and other current assets                         5,725,770       4,990,859
 Deferred income taxes                                     1,742,204       1,732,395
                                                         ------------    ------------
      Total current assets                                13,775,044      15,866,821

 Property and equipment, net                              15,035,857      15,864,193
 Goodwill, net                                             5,448,552       5,448,552
 Other assets                                                821,290         947,322
                                                         ------------    ------------
                                                         $35,080,743     $38,126,888
                                                         ============    ============


          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                       $15,509,881      $2,847,311
 Working capital revolver                                  3,790,483       2,980,483
 Accounts payable                                            220,590         283,075
 Accrued transit fees                                        501,818       1,102,519
 Accrued expenses                                            775,016         737,698
 Income taxes payable                                        113,881               0
 Unearned revenue                                            761,119         767,637
                                                         ------------    ------------
      Total current liabilities                           21,672,788       8,718,723

Deferred tax                                               1,586,930       1,573,729
Other liabilities                                             20,127
Long-term debt, net                                        3,636,733      17,707,306
                                                         ------------    ------------
        Total liabilities                                 26,916,578      27,999,758
                                                         ------------    ------------


Shareholders' equity:
 Preferred stock, without par value, 10,000,000 shares
  authorized, no shares issued or outstanding
 Common stock, without par value, 20,000,000 shares
  authorized, 5,908,577 shares issued and outstanding     17,272,128      17,272,128
 Other comprehensive income (loss)                           (46,566)          5,350
 Accumulated deficit                                      (9,061,397)     (7,150,348)
                                                         ------------    ------------
  Total shareholders' equity                               8,164,165      10,127,130
                                                         ------------    ------------
                                                         $35,080,743     $38,126,888
                                                         ============    ============

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended August    Nine Months Ended August
                                                          -------------------------    -------------------------
                                                              2003         2002            2003         2002
                                                          ------------ ------------    ------------ ------------
REVENUES:
  Transit advertising                                     $ 9,506,089  $ 9,754,948     $25,453,336  $27,116,736
  Outdoor advertising                                       1,857,271    1,851,931       5,242,898    5,274,821
                                                          ------------ ------------    ------------ ------------
      Net revenue                                          11,363,360   11,606,879      30,696,234   32,391,557
                                                          ------------ ------------    ------------ ------------

OPERATING EXPENSES:
  Production and installation                               1,470,753    1,609,810       4,392,478    4,833,381
  Transit and outdoor occupancy                             5,289,138    4,800,044      13,459,925   13,357,770
  Selling                                                   1,941,640    2,015,934       5,766,680    6,809,874
  General and administrative                                1,930,299    1,868,087       5,449,891    5,787,606
  Depreciation and amortization                               450,572      547,696       1,369,516    1,642,582
                                                          ------------ ------------    ------------ ------------
             Total operating expenses                      11,082,402   10,841,571      30,438,490   32,431,213
                                                          ------------ ------------    ------------ ------------

      Operating income ( loss)                                280,958      765,308         257,744      (39,656)

OTHER (INCOME) EXPENSE:
  Interest expense                                            625,239      558,990       1,752,997    1,191,033
                                                          ------------ ------------    ------------ ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                      (344,281)     206,318      (1,495,253)  (1,230,689)

INCOME TAX PROVISION (BENEFIT)                                (25,431)      60,316         109,100       60,316
                                                          ------------ ------------    ------------ ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     (318,850)     146,002      (1,604,353)  (1,291,005)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES                  (88,195)    (123,682)       (306,696)    (728,515)
                                                          ------------ ------------    ------------ ------------

NET INCOME (LOSS)                                         $  (407,045) $    22,320     $(1,911,049) $(2,019,520)
                                                          ============ ============    ============ ============


Earnings (loss) per share:
    Basic and diluted, from continuing operations             $ (0.05)      $ 0.02        $ (0.27)      $ (0.22)
    Basic and diluted, discontinued operations                $ (0.02)      $(0.02)       $ (0.05)      $ (0.12)
    Basic and diluted, on net income (loss)                   $ (0.07)      $ 0.00        $ (0.32)      $ (0.34)

See accompanying notes

                             OBIE MEDIA CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                         Nine Months Ended August 31,
                                                                         ----------------------------
                                                                             2003             2002
                                                                         ------------    -------------
Cash Flows From Operating Activities:
   Net loss                                                              $(1,911,049)    $ (2,019,519)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        1,242,061        1,599,278
      Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                                           1,960,681        3,275,576
             Prepaid and other assets                                       (618,688)       1,106,087
         Increase (decrease) in:
             Acccounts payable                                               (62,485)        (711,058)
             Other liabilities                                              (442,820)      (3,892,307)
                                                                         ------------    -------------
        Net cash provided from (used in) operating activities                167,700         (641,943)
                                                                         ------------    -------------

Cash Flows From Investing Activities:
    Capital expenditures                                                    (413,725)        (748,285)
                                                                         ------------    -------------
        Net cash used in investing activities                               (413,725)        (748,285)
                                                                         ------------    -------------


Cash Flows From Financing Activities:
   Net borrowings on line of credit                                          810,000        2,718,366
   Borrowings of long-term debt                                               92,679        1,300,000
   Payments on long-term debt                                             (1,480,555)        (696,684)
   Other                                                                           0           (3,999)
                                                                         ------------    -------------
        Net cash (used in) provided from financing activities               (577,876)       3,317,683
                                                                         ------------    -------------

Effect of exchange rate changes on cash                                      (51,915)          (6,794)

Net (decrease) increase in cash                                             (875,816)       1,920,661
Cash, beginning of period                                                  1,815,886          404,473
                                                                         ------------    -------------
Cash, end of period                                                      $   940,070     $  2,325,134
                                                                         ============    =============


See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The  interim  financial  statements  have been  prepared  by Obie Media
Corporation ("Obie," "Obie Media" or the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2003 and 2002, and the results of operations and cash flows of the Company for the nine months ended August 31, 2003 and 2002, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 1, 2002 and ending May 1, 2007, with an additional $1.0 million balloon payment due January 1, 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of approximately $5.4 million as of August 31, 2003.


3.       DEBT AGREEMENTS

         The Company's credit arrangements with U.S. Bank include a $13.8 million term loan revolver and a $4.5 million working capital revolver, both maturing on December 15, 2003, and are collateralized by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. The interest rates are at U.S. Bank's prime rate plus 3.75% for the term revolver and prime rate plus 3.25% for the working capital revolver. At August 31, 2003 the effective rates were 7.75% and 7.25% for the term loan and working capital revolvers respectively. The amount outstanding under the term revolver was $13,500,000 and $3,790,483 under the working capital revolver at August 31, 2003. Because the Company's debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with alternate arrangements which will contain terms and conditions typical for the media industry. Management is actively engaged with discussions with other lenders.

         The U.S. Bank loan agreements contain certain restrictive covenants and required ratios. These include Fixed Charge Coverage, Interest Coverage and Leverage ratios and a minimum EBITDA level covenant, all of which are measured quarterly. On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modifications of the above mentioned financial ratios and covenants, and a reduction of principal payment requirements for fiscal 2003. $710,000 was available under the working capital line of credit as of August 31, 2003. The revised agreement extends the term of the credit facility through December 15, 2003, when both the term revolver and working capital credit line expire. As of August 31, 2003, the Company was not in compliance with the revised covenants. The Company expects to replace these credit arrangements with alternative arrangements which will contain terms and conditions typical for the media industry. Management is actively engaged in discussions with other lenders.


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


4.       ACCOUNTING FOR GOODWILL

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of November 30, 2002. Goodwill at August 31, 2003 and November 30, 2002 amounted to $5,448,552, net of accumulated amortization of $2,181,571. Summarized below are the effects on our net loss and per share data if we had followed the amortization provisions of SFAS No. 142:

                                           For the nine months ended August 31,
                                              2003                  2002
                                           ------------          -------------
         Reported net loss                 ($1,911,049)          ($2,019,519)
         Addback goodwill amortization               -               376,784
                                           ------------          -------------
         Adjust net loss                   ($1,911,049)          ($1,642,735)
                                           ============          =============

         Basic and diluted loss per share:
         Reported net loss                      ($0.32)              ($0.34)
         Goodwill amortization                       -                 0.06
                                           ------------          -------------
         Adjusted net loss                      ($0.32)              ($0.28)
                                           ============          =============

5.       INCOME TAXES

         The provision for (benefit from) income taxes for the nine months ended August 31, 2003 and 2002 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as follows:

                                                              Nine Months ended
                                                                  August 31,
                                                              -----------------
                                                              2003         2002
                                                              -----------------

         Statutory federal income tax rate                    (34.0%)    (34.0%)
         Increase in income taxes resulting from:
             State and local taxes, net of federal benefit    ( 3.6%)    ( 3.6%)
             Net operating loss valuation allowance            37.6%      37.6%
             Foreign income taxes                               7.3%       5.1%
                                                              ------------------
             Actual income tax rate                             7.3%       5.1%
                                                              ------------------

6.       EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                                      Nine Months Ended
                                                          August 31
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

         At August 31, 2003 and 2002 the Company had options outstanding covering 654,908 and 713,982 shares respectively of the Company's common.stock. These common stock equivalents have not been included in Earnings Per Share calculations since they would have been antidilutive for the three and nine month periods ended August 31, 2003 and 2002.


7.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net loss for the three and nine month periods ended August 31, 2003 and 2002.

8.       DISCONTINUED OPERATIONS

         Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

         Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with transit agreements that were economically not viable, and/or where the Company plans to or has already either exited the market or intends not to be a competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 144. The assets associated with the discontinued markets are, in the aggregate, not material. The U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. The Chicago (see
Note 2 above), Pickering, Whitby, Cambridge and St. Catharines contracts were terminated during fiscal year 2002; the contract in San Antonio was terminated in December 2002. The results of operations for these transit districts for 2002 have been reclassified to Discontinued Operations for comparability purposes.

Net revenues and the components of the net loss related to the discontinued operations were as follows:

                                               Nine months ended August 31,
                                                  2003             2002
                                               ------------    ------------
Net revenues                                   $   258,308     $ 1,142,944

Production and Installation Expenses               (53,350)       (216,793)
Occupancy Expense                                 (168,710)       (868,622)
Sales Expense                                      (53,576)       (612,767)
General and administrative Expense                (289,368)       (173,227)
                                               ------------    ------------
Income (loss) from discontinued operations
   before income taxes                            (306,696)       (728,515)
Income tax benefit                                       -               -
                                               ------------    ------------
Net loss from discontinued operations          $  (306,696)   $   (728,515)
                                               ============   =============

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

         The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed, for pro forma disclosure purposes the value of all options granted during the three and nine month periods ended August 31, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants for all periods presented:

                  Risk-free interest rate             4.9%
                  Expected dividend yield               0%
                  Expected lives                   6 years
                  Expected volatility               81.48%

         Using the Black-Scholes methodology, the total value of options granted during the three month and nine month periods ending August 31, 2003 and 2002 is as follows:

       Three Months Ended August 31,            Nine Months Ended August 31,
      2003                     2002            2003                    2002
    ---------------------------------        --------------------------------

    $ 7,236                 $ 56,363         $ 20,636              $ 319,903

         These amounts would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share value of options granted during the three months ended August 31, 2003 and 2002 and nine months ended August 31, 2003 and 2002 was $1.44, $2.39, $1.65 and $2.28 respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

                                       Three Months Ended August 31,
                                       -----------------------------
                                       2003                      2002
                            -------------------------   -----------------------
                               As                          As
                            Reported      Pro Forma     Reported     Pro Forma
                            -----------   -----------   --------     ----------
Net Income (loss)           $ (407,045)   $ (487,334)   $ 22,320     $ (92,044)
Basic net income (loss)
   per share                $     (.07)   $     (.08)   $    .00     $    (.02)
Diluted net income (loss)
   per share                $     (.07)   $     (.08)   $    .00     $    (.02)

                                                Nine Months Ended August 31,
                                                ----------------------------
                                             2003                           2002
                                    --------------------------------------------------------
                                    As                                  As
                                    Reported      Pro Forma        Reported      Pro Forma
                                    --------------------------------------------------------
Net loss                         ($1,911,049)   ($2,151,916)    ($2,019,520)   ($2,378,643)
Basic net loss
   per share                            $.32           $.36            $.34           $.40
Diluted net loss  per share             $.32           $.36            $.34           $.40


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

         Pursuant to these pronouncements, the Company has classified as " Discontinued Operations" the results of operations and any exit costs associated with transit district contracts that were exited. As a result the Company has no further involvement with these markets. The U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. Results of operations for these transit districts for 2002 have been reclassified to Discontinued Operations for comparability purposes.

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

INCOME TAXES

         We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we establish a valuation allowance against our deferred tax assets increasing our income tax expense in the period such determination is made. An increase in the valuation allowance would result in a charge to income tax expense. A decrease in the valuation allowance would result in a reduction to income tax expense.

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


         In accordance with SFAS No. 142, goodwill amortization was discontinued as of November 30, 2002. We completed our first phase impairment analysis during the quarter ended February 28, 2003 and found no instances of impairment. Goodwill at August 31, 2003 and November 30, 2002 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

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

RECENT DEVELOPMENTS

         In July of 2003, the Company was awarded the contract to provide transit advertising for the Pittsburgh (Allegheny County) transit system. The system has approximately 900 transit vehicles available for advertising displays. The contract is three years in length with options for an additional two years of renewals. Also during the third quarter of 2003 we were awarded new five year contracts in the markets of Palm Beach, FL and London, ON, Canada where we were the predecessor contract provider.

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

         On February 25, 2003, U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modified financial ratio covenants, and reduced principal payment requirements during fiscal 2003. At August 31, 2003, available borrowing capacity under the line of credit, based upon collateralized accounts, was $710,000. The revised agreement extends the term of the credit facility through December 15, 2003, when both the term revolver and working capital credit line expire. The credit facility requires Obie's continued compliance with the revised covenants. Because the debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with alternate arrangements which will contain terms and conditions typical for the media industry. Management is actively engaged with discussions with other lenders.

         Effective December 1, 2002, we formed a new wholly owned subsidiary, Select Media, Inc. under which our national sales organization operates.


COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. We focus our sales efforts on maximizing occupancy levels in our markets. Net revenues for the three months ended August, 2003 decreased $244,000, or 2.1%, to $11.4 million in 2003 from $11.6 million for the same period in fiscal 2002. Transit net revenues decreased $249,000, or 2.6% , to $9.5 million for the three month period in fiscal 2003, from $9.8 million for the same period of fiscal 2002. The decrease is reflective of the continuing weaknesses in the advertising economy principally in our northeastern and midwestern United States markets. Outdoor net revenues remained unchanged at $1.8 million in the three month periods in fiscal 2003 and fiscal 2002.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses decreased approximately $139,000, or 8.6%, to $1.5 million in fiscal 2003 from $1.6 million in fiscal 2002. The Company's production and installation activities are primarily related to the transit advertising part of our business, and decreased to 15.5% of net transit sales in the three month period in 2003, when compared to 16.5% in the same period of 2002. The decrease reflects lower production income (and related costs) when compared to total transit sales.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased approximately $489,000, or 10.0%, to $5.3 million in the fiscal quarter ended in 2003 compared to $4.8 million in the third quarter of fiscal 2002. Approximately $67,000 of the increase was related to increased billboard lease costs. The balance was related to contracted increases in transit fee costs.

SELLING   EXPENSES.   Sales  expenses   consist   primarily  of  employment  and
administrative expenses associated with our sales force. These expenses decreased $74,000, or 3.7%, to $1.9 million for the three month period in fiscal 2003, from $2.0 million in the same period in fiscal 2002. The reduction is related primarily to increased realization of cost containment measures enacted throughout the prior year.

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

General and administrative expenses were unchanged at $1.9 million for the third quarters of both 2003 and 2002.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased approximately $97,000, or 17.7%, to $451,000 in fiscal 2003 as compared to $548,000 for the same period in fiscal 2002. The decrease is related almost entirely to the fact that effective at the beginning of fiscal year 2003 we have adopted the provisions of SFAS No. 142 and no longer amortize goodwill.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $281,000 in the three month period ending May 30, 2003, compared to $765,000 in the same period of fiscal 2002.

INTEREST EXPENSE. Interest expense increased $66,000, or 11.9%, to $625,000 for the three month period in fiscal 2003 from $559,000 for the comparable period of fiscal 2002. The increase was due primarily to a quarterly loan extension fee paid to US Bank during the fiscal 2003 period.

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

The difference between the statutory United States federal income tax rate and the beneficial tax rate for the third fiscal quarter of 2002 is due primarily to the deferred tax valuation reserve for the net operating loss carryforwards. The provision for income taxes of $25,000 in the comparable period of 2003 reflects income tax liabilities of the Company's Canadian subsidiary.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated a loss of $319,000 in the three month period in fiscal 2003, as compared to income of $146,000 for the same period in fiscal 2002.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees, relative to market size, significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to negotiate modifications to such contracts, negotiate or effect early terminations to such contracts, or exit such markets at the end of the contract term.

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

NET LOSS

Due to the items and factors discussed above, Obie realized a net loss of $407,000 during the three months ending August 31 of fiscal 2003, compared to net income of $22,000 in the same period of fiscal 2002.


COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 2003 AND 2002

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. We focus our sales efforts on maximizing occupancy levels in our markets. Net revenues for the nine months ended August, 2003 decreased $1.7 million or 5.2%, to $30.7 million in 2003 from $32.4 million for the same period in fiscal 2002. Transit net revenues decreased $1.7 million, or 6.1%, to $25.5 million for the nine month period in fiscal 2003, from $27.1 million for the same period of fiscal 2002. The decrease is reflective of the continuing weaknesses in the advertising economy principally in our northeastern and midwestern United States markets. Outdoor net revenues were relatively unchanged at $5.3 million in the nine month period of both years.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses decreased approximately $441,000, or 9.1%, to $4.4 million in fiscal 2003 from $4.8 million in fiscal 2002. The Company's production and installation activities are primarily related to the transit advertising part of our business, and decreased to 17.3% of net transit sales in the nine month period in 2003, when compared to 17.8% in the same period of 2002. The decrease reflects lower production income (and related costs) when compared to total transit sales.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased approximately $102,000, or .8%, to $13.5 million for the nine month period of fiscal 2003, from $13.4 million in the comparable period of fiscal 2002. Billboard lease costs increased approximately $182,000 during the nine month period ended in 2003 as compared to the same period in fiscal 2002; transit fees decreased to account for the difference.

SELLING   EXPENSES.   Sales  expenses   consist   primarily  of  employment  and
administrative expenses associated with our sales force. These expenses decreased $1.0 million, or 15.3%, to $5.8 million for the nine month period in fiscal 2003 from $6.8 million in the same period in fiscal 2002. The reduction is related primarily to increased realization of cost containment measures that were not present in the entire nine months of fiscal 2002.

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

General and administrative expenses decreased approximately $338,000, or 5.8%, to $5.4 million in the nine month period of fiscal 2003 from $5.8 million in the same period of fiscal 2002. The decrease was due primarily to personnel reductions in marketing, human resources and the business office at the corporate headquarters that were implemented in the final two quarters of fiscal 2002. These reductions impacted the first and second quarters of 2003 to a greater extent than in the third quarter.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased approximately $273,000, or 16.6%, to $1.4 million in fiscal 2003 as compared to $1.6 million for the same period in fiscal 2002. The decrease is related almost entirely to the fact that effective at the beginning of fiscal year 2003 we have adopted the provisions of SFAS No. 142 and no longer amortize goodwill.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $258,000 in the nine month period ending August 31, 2003, compared to a loss of $40,000 in the same period of fiscal 2002.

INTEREST EXPENSE. Interest expense increased $562,000, or 47.2%, to $1.8 million for the nine month period in fiscal 2003 from $1.2 million for the comparable period of fiscal 2002. $50,000 of the increase was due to a loan extension fee paid to US Bank in the third quarter of 2003 with no comparable charge in the same period of fiscal 2002. The remaining increase was due primarily to the amortization of the discount on the Chicago Transit Authority settlement in the nine month period of fiscal 2003, of which there was comparable amortization only in the third quarter of fiscal 2002.

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

The difference between the statutory United States federal income tax rate and the beneficial tax rate for fiscal 2002 is due primarily to the deferred tax valuation reserve for the net operating loss carryforwards. The provision for income taxes of $109,000 in the fiscal period of 2003 reflects income tax liabilities of the Company's Canadian subsidiary.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we experienced a loss of $1.6 million in the nine month period in fiscal 2003, as compared to a loss of $1.3 million for the same period in fiscal 2002.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees, relative to market size, significantly hinder Obie's ability to manage its operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to negotiate modifications to such contracts, negotiate or effect early terminations to such contracts, or exit such markets at the end of the contract term.

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


NET LOSS

Due to the items and factors discussed above, Obie realized a net loss of $1.9 million during the first nine months of fiscal 2003, compared to a net loss of $2.0 million in the same period of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The  Company's  credit  arrangements  with  U.S.  Bank  include a $13.5 million term loan revolver and a $4.5 million working capital revolver, both maturing on December 15, 2003, and are secured by substantially all of the assets of the Company. The term loan revolver limits decrease quarterly through the maturity date. The interest rates are at U.S. Bank's prime rate plus 3.75% for the term revolver and prime rate plus 3.25% for the working capital revolver. At August 31, 2003 the effective rates were 7.75% and 7.25% for the term loan and working capital revolvers respectively. $13,500,000 was outstanding under the term revolver and $3,790,483 under the working capital revolver at August 31, 2003. Because the Company's debt agreements expire in December 2003, all of the outstanding debt has been classified as current. The Company expects to replace these credit arrangements with alternative arrangements which will contain terms and conditions typical for the media industry. Management is actively engaged in discussions with other lenders.

         The U.S. Bank loan agreements contain certain restrictive covenants and required ratios. These include Fixed Charge Coverage, Interest Coverage and Leverage ratios and a minimum EBITDA level covenant, all of which are measured quarterly. On February 25, 2003 U.S. Bank and Obie agreed to a revised credit facility which included a reduction in the working capital line of credit to $4.5 million, modifications of the above mentioned financial ratios and covenants, and a reduction of principal payment requirements for fiscal 2003. At August 31, 2003, available borrowing capacity under the line of credit, based on collateralized accounts, was approximately $710,000. The revised agreement extends the term of the credit facility through December 15, 2003, when both the term revolver and working capital credit line expire. As of August 31, 2003 the Company was not in compliance with the revised covenants.

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at August 31, 2003 was a negative $7.9 million as compared to a positive $7.2 million at November 30, 2002. This decrease is due primarily to the fact that the bank debt classified as long-term at November 30, 2002 has been classified as current at August 31, 2003, pending completion of the refinancing process. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At August 31, 2003, Obie had outstanding borrowings of $23.0 million, of which $17.3 million was pursuant to credit agreements with U.S. Bank, $190,000 pursuant to the agreement to acquire the minority interest in O. B. Walls in 2002, and $5.4 million relative to the settlement of the Chicago Transit Authority dispute and $100,000 in other notes The Company's indebtedness is collateralized by substantially all of its assets. At August 31, 2003, available borrowing capacity under the line of credit, based on collateralized accounts, was approximately $710,000.

         Obie's net cash provided from operating activities was $168,000 during the nine months ended August 31, 2003, as compared to net cash used in operating activities of $642,000 for the same period in fiscal 2002. The difference was due primarily to higher transit fee payments during the nine month period of 2002 (other liabilities) as compared to the same period of 2003 .

         Net cash used in investing activities was $414,000 and $748,000 during the nine month periods ended August 31, 2003 and 2002, respectively. The amounts spent on billboard upgrades and on other equipment was approximately the same in both fiscal year periods. However, in the nine month period of fiscal 2002, we also purchased our third large format digital production printer, which accounted for the majority of the difference.

         Net cash used in financing activities was $578,000 for the nine month period ended August 31, 2003, as compared to net cash provided of $3.3 million in the same period of fiscal 2002. The decrease was primarily the result of reduced utilization ($1.9 million) of the working capital credit line during fiscal 2003, no term debt borrowed in 2003 as compared to $1.3 million borrowed in fiscal 2002, and term debt payments in fiscal 2003 exceeding those in fiscal 2002 by approximately $784,000.

         We expect to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2003. However, as discussed above, the Company's current financing is due on December 15, 2003. Future acquisitions by Obie, if any, may require additional debt or equity financing.

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


PART II - OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the three months ended August 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed a Form 8-K on April 10, 2003 reporting that it had issued a press release on April 7, 2003 reporting earnings for the fiscal quarter ended February 28, 2003. The Company also filed a Form 8-K on May 22, 2003 reporting that the Company's stock listing on NASDAQ had moved to the SmallCap Listing service. On July 14, 2003 the Company filed an 8-K reporting that it had issued a press release on that date reporting earnings for the fiscal quarter ending May 31, 2003.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Obie Media Corporation

Date October 15, 2003           By: /s/ GARY F. LIVESAY *
                                        Gary F. Livesay
                                        Vice President - Chief Financial Officer

                    * Signing on behalf of the registrant as principal financial and accounting officer