Form 10-K
period 2003-11-30
OBIE MEDIA CORP
filed 2004-03-15
CIK 1025169

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended: November 30, 2003

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

         [X]  Yes     [ ]   No

         Indicate by check mark whether the issuer is an accelerated filer as defined in amended SEC Rule 12-b2.

         [ ]  Yes     [X]   No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year:  $43,117,340

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the end of the latest second quarter: $11,285,382 aggregate market value as of May 31, 2003, based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,985,110 shares of Common Stock, without par value, on February 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 2004.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Obie Media Corporation is an out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays such as billboards and wallscapes. As of November 30, 2003, we had 38 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays.

The markets in which these transit districts are located include nine of the 30 largest U.S. markets (as defined by DMA, or demographic market area)--Dallas; Portland, Oregon; Sacramento; Hartford; Ft. Lauderdale; St. Louis; Tampa; Indianapolis; and Kansas City--and the third largest Canadian market, Vancouver, British Columbia. Since our initial public offering in November 1996, the number of vehicles on which we have the right to operate transit-advertising displays has increased from approximately 1,200 to over 7,000. We also operate and generally own over 1,100 advertising displays on billboards and walls primarily in Washington, Oregon, California, Montana, Wyoming, Idaho, Utah and South Dakota. Obie was formed in 1987 as a subsidiary of Obie Industries Incorporated ("Obie Industries"), a family-owned outdoor advertising business. To facilitate its initial public offering, Obie was separated from Obie Industries in November 1996.

In September 1998, Obie acquired P & C Media ("P & C"), which had operated in the out-of-home advertising industry for over 50 years. In August 1999, we completed a public offering of an additional 1,100,000 shares of common stock. The net proceeds of the offering, approximately $9.7 million, were used to reduce debt, including the debt incurred in our acquisition of P & C.

INDUSTRY OVERVIEW

We have focused our business in the out-of-home advertising industry, which includes displays on buses, trains, taxis, subways, transit benches and shelters, billboards, wallscapes on urban buildings, and displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets. The industry has grown significantly in recent years. According to estimates of the Outdoor Advertising Association of America (the "OAAA"), between 1992 and 2002, annual revenues generated by the out-of-home advertising industry increased 76.7% to $5.3 billion from $3.0 billion, representing a compound annual growth rate of approximately 6.5%. In 2002, billboard-related outdoor expenditures on products such as 30-sheet posters, 8-sheet posters and bulletins totaled 60% of that $5.3 billion amount, or approximately $3.2 billion; transit-related outdoor expenditures on products located on buses and trains, and venues such as commuter rail stations or airports, totaled 17%, or approximately $901 million; street furniture-related outdoor expenditures on products such as bus shelters or in-store displays totaled 17%, or approximately $901 million; and alternative outdoor-related expenditures in venues such as sports arenas or stadiums totaled 6%, or approximately $318 million. As of 2002, the OAAA estimated that there were approximately 560,000 out-of-home advertising displays in the United States, operated by more than 500 companies.

We believe the out-of-home medium offers several advantages to advertisers. As compared with television, newspapers, magazines and direct mail marketing, out-of-home advertising offers repetitive consumer impacts at a comparatively low cost-per-thousand impressions relative to other media alternatives (cost-per-thousand impressions is a commonly used advertising measurement). Because of its cost-effective nature, we market out-of-home advertising as a good vehicle to build mass-market support. Out-of-home advertising can also be used to target a defined audience in a specific location. This allows local businesses to target a particular geographic area and/or demographic group. Additionally, increases in automobile travel times due to highway congestion and continued migration of businesses and residences from cities to outlying suburbs has increased consumer exposure to out-of-home advertising.

Transit advertising represents a significant portion of the out-of-home advertising industry, and we have focused our business in this segment of the industry. According to estimates of the Federal Transit Administration, in 2002 there were approximately 600 transit agencies in the United States operating more than 45,022 transit buses. The Canadian Urban Transit Association estimated that approximately 11,805 urban transit vehicles were in use in Canada in 1999. Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Advertising displays represent a significant source of revenue to transit districts.

Agreements with transit districts are generally awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district. A transit agreement typically requires the transit advertising operator to guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by the operator's use of the district's vehicles. These expenses appear on our financial statements included under the heading "Occupancy" expenses and totaled in aggregate $18,110,736 in fiscal 2003.

The out-of-home advertising industry includes several large advertising and media companies with operations in multiple markets. It also includes many small and local companies operating a limited number of displays in a single or a few local markets. There has been, and we expect there will continue to be, consolidation in the out-of-home advertising industry.

OBIE MEDIA STRATEGY

Obie Media's overall business strategy is to expand upon our national presence to become a leader in the out-of-home advertising industry. Our focus is to increase revenues and improve profitability by providing local, regional and national advertisers with efficient access to one or multiple markets. The following are components of this strategy:

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

o EXPAND OBIE MEDIA'S NATIONAL SALES EFFORT. To coordinate and expand our sales efforts more effectively to national advertisers and national advertising agencies, Obie Media has, through its wholly owned subsidiary Select Media, Inc., established national sales offices in Los Angeles, Chicago, New York City, and Toronto, and we have a national sales presence in Dallas, San Francisco, and a sales representation arrangement in Montreal. Management believes further growth and expansion into new markets will continue to increase our national sales. In addition, we now also broker national advertising services for out-of-home advertising companies in markets other than where we currently operate.

o ATTRACT NEW ADVERTISERS THROUGH DIRECT LOCAL SALES. By selling directly to local businesses not represented by advertising agencies, we seek to obtain a larger share of the overall advertising expenditures in our markets and broaden our customer base for out-of-home advertising. We dedicate substantial resources to directly target local businesses whose advertising expenditures may not typically include out-of-home advertising and introduce them to the benefits of the medium. Obie also offers comprehensive sales, marketing, creative and production services that make it easier for these potential customers to purchase out-of-home advertising.


o PRODUCE IN-HOUSE THE VAST MAJORITY OF ADVERTISING DISPLAYS GENERATED THROUGH LOCAL DIRECT SALES. We seek to produce a significant amount of display content for our transit advertising customers which otherwise would be subcontracted to outside vendors. Our in-house production facilities have expanded over the last two years and have become an increasingly significant part of our business.

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

TRANSIT ADVERTISING. As of November 30, 2003, we had 38 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays on over 7,000 transit vehicles. The markets in which these transit districts are located include nine of the 30 largest U.S. markets--Dallas; Portland, Oregon; St. Louis; Sacramento; Hartford; Ft. Lauderdale; Tampa, Indianapolis, and Kansas City, Missouri--and the third-largest Canadian market, Vancouver, British Columbia. Pursuant to Obie's transit advertising agreements, we are the exclusive seller of exterior advertising on the transit vehicles operated by the contracting transit districts. Typically, these agreements also provide us the right to sell advertising on the interior of the vehicles.

Agreements with transit districts are awarded through a competitive proposal process. Each transit district evaluates proposals based on a number of criteria, but primarily on the basis of the minimum amount that the bidder guarantees to pay to the district and the maximum total revenues available to the district under the agreement. A transit agreement typically requires the transit advertising operator to guarantee the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by the operator's use of the district's vehicles. These expenses appear on Obie's financial statements included under the heading "Occupancy" expenses and totaled in aggregate $18,110,736 in fiscal 2003. Transit advertising operators often must post performance bonds or letters of credit to secure their guarantees under their transit agreements. Our transit agreements typically have terms of three to five years, with renewals or extensions granted either unilaterally at the discretion of the transit district or upon the mutual agreement of the district and Obie Media. Some of our transit district agreements provide that the transit district may terminate the agreement before the end of the specified term at the convenience of the transit district, or if the transit district determines that such termination is in the public best interest. Obie also sells advertising on more than 700 transit benches in Portland, Oregon, approximately 100 transit shelters in Cincinnati, more than 250 benches in Fort Worth, Texas and on 28 transit shelters and 104 benches in Kelowna, B.C. Management believes these products complement Obie's other product offerings and intends to attempt to secure additional shelters, and transit benches in our markets.

Transit districts range in size from very large districts with thousands of vehicles to small districts with 10 or fewer vehicles. Through our hub strategy and proactive marketing to local advertisers, we can offer our services efficiently to large and small transit districts. The following table sets forth certain information about Obie Media's transit district agreements as of November 30, 2003:

TRANSIT DISTRICT AGREEMENTS                DMA RANK     NO. OF VEHICLES SERVED*    SINCE    EXPIRATION DATE
                                                                                                (FISCAL)
British Columbia
         Vancouver                          3 (CDN)            1,310                1998          2005
         Victoria and 27 smaller districts  14 (CDN)             485                1998          2005
         Kelowna                            NA                    42                2002          2006
Texas
         Dallas                             7                    751                1997          2005
Oregon
         Portland                           24                   827                1994          2006
         Eugene and Springfield             120                  130                1980 (1)      2004
         Salem                              NA                    69                1994          2005
         Corvallis                          NA                     9                2004          2008
Missouri
         St. Louis                          21                   534                1999          2004
         Kansas City                        31                   228                1999          2004
Wisconsin
         Milwaukee                          33                   493                1992 (2)      2006
         Madison                            85                   182                1999          2005
         Racine                             NA                    23                1997 (2)      2006
         Kenosha                            NA                    30                1996 (2)      2004
Connecticut
         Hartford, New Haven and Stamford   27                   380                1996 (2)      2005
         Danbury                            NA                    52                1999          2004
         New Britain                        NA                    20                1981 (2)     Annual
         Waterbury                          NA                    41                1981 (2)     Annual
California
         Sacramento                         19                   229                1994          2005
         Stockton                           19                    77                1989         Annual
Florida
         Ft. Lauderdale                     17                   202                1998 (2)      2006
         West Palm Beach                    39                   139                1998 (2)      2008
         Daytona Beach                      20                    50                1981 (2)      2006
         Tampa                              13                   150                2001          2006
Indiana
         Indianapolis                       25                   139                2001          2004
Ontario, Canada
         London                             10 (CDN)             172                1999          2008
         Burlington                         NA                    48                1999          2004
         Oshawa                             16 (CDN)              52                1999          2004
         Mississauga                        NA                   360                2002          2005
         Niagara Falls                      NA                    22                1999          2004
 Washington
         Spokane                            80                   100                1999          2006


         Jefferson County                   NA                    13                1999          2004
         Yakima                             127                   20                1999          2004
         Tri-Cities                         127                   92                2001          2005
         Vancouver                          24                   110                2001          2006
         Wenatchee                          NA                    51                2001          2006
         Longview                           NA                    12                2003          2009
         Grays Harbor                       NA                    30                2003         Annual
Total                                                          7,674

(1) This agreement was serviced by a division of Obie Industries (Obie Media's parent corporation until 1996) prior to 1987, when Obie Media was formed.

(2) These dates reflect periods of service under agreements with P & C, which Obie Media acquired in September 1998.

o    Approximate number of vehicles.

     The above transit district agreements are scheduled to expire as follows:

 FISCAL YEAR            NUMBER OF AGREEMENTS      APPROXIMATE NUMBER OF VEHICLES
                        SCHEDULED TO EXPIRE          COVERED UNDER AGREEMENTS
                                                           SCHEDULED TO
                                                              EXPIRE

    2004                        15                             1,436
    2005                        9                              3,858
    2006                        10                              2048
    2007                        0                                  0
    2008                        3                                320
    2009                        1                                 12


TRANSIT ADVERTISING PRODUCTS. We offer traditional and innovative, non-traditional transit advertising products. Traditionally, transit advertisements have been inserted into metal frames mounted on the exterior or interior of a bus. Industry standard sizes include "Kings," "Queens," "Tails" and "Heads." While still offering traditional advertising products, Obie Media also offers vinyl displays that cover almost the entire side and/or rear of a bus. These vinyl products create significant additional revenue potential per bus when compared to traditional products. Management believes these products also give Obie a competitive advantage in bidding for transit advertising agreements in districts that use, or are willing to use them.

OUTDOOR ADVERTISING DISPLAYS. Obie Media owns and operates over 1,100 billboards primarily in Washington, Oregon, California, Montana, Wyoming, Utah, South Dakota, and Idaho. Many of our billboards are directional bulletins, which are large format displays ranging from 160 to 672 square feet in size. Our bulletins are generally located on major thoroughfares and provide greater impact and higher value than traditional posters.

We lease the property underlying our billboards, generally under 10-year leases that give us renewal rights for two additional five-year periods. The lessor typically reserves the right to cancel the lease if construction of permanent improvements on the subject property conflicts with the billboard.

Most of Obie's billboards were designed and installed within the last decade, and most are built of steel and engineered to withstand high winds. More than two-thirds of our billboards are illuminated. The displays are insured against damage caused to them by storms, vandalism and most other causes. Obie Media also leases building walls in urban areas for wallscape displays. Wallscapes are painted or printed on vinyl surfaces or directly on the sides of buildings. Obie currently leases 7 building walls for wallscape displays in Seattle, 16 in Portland and 19 in Spokane. The following table gives the number of Obie's outdoor displays at November 30, 2003:

MARKET                   DISPLAYS

Washington                 509
Oregon                     159
California                  78
Montana                    167

Wyoming, Utah,
South Dakota, & Idaho      247
                           ---
Total                    1,160

SALES AND SERVICE. In each of Obie's principal markets, we maintain a large, high quality, proactive sales force. Management believes Obie's ratio of sales personnel to display inventory is higher than the industry average. At November 30, 2003, Obie had 100 sales and marketing employees. Obie's superior sales and service efforts are a key element in maximizing our inventory occupancy levels.

Management views our proactive sales efforts as an important part of our culture. In recruiting a sales force, we screen applicants carefully. We typically hire college graduates who have demonstrated their suitability and aptitude to excel in our unique sales environment. New sales employees undergo extensive training and are supervised by regional sales managers with substantial advertising sales experience. The company also uses a computer based, on-line customer service and management software system that can be accessed and utilized wherever Internet connectivity is available. Obie Media and each of our sales representatives jointly establish individual sales targets. Management meets monthly with all our salespeople to acknowledge and reward individuals who are meeting or exceeding their targets. A sales representative's compensation depends heavily on meeting or exceeding individual targets.

Obie has significantly expanded its national sales presence in recent years. To complement our growth, we have established, through our wholly owned subsidiary Select Media, Inc., national sales and marketing offices in Los Angeles, Chicago, New York City and Toronto. Obie's national sales team services national advertising accounts, calls on customers in major cities where Obie Media does not have sales offices and supports Obie's sales force in local markets. We also provide a national advertising brokerage service to other outdoor advertising companies in markets in which we do not currently operate.

Management works directly with companies and advertising agencies to coordinate the marketing, production and installation of advertising displays. Obie's sales personnel also serve as customer service representatives, maintaining frequent and regular contact with our advertising customers to resolve customer concerns in the field. Management believes that our high quality customer service contributes to customer loyalty and results in improved renewal rates.

Out-of-home advertisements are traditionally sold for a few months at a time. To increase occupancy, we employ several techniques to encourage customers to commit to longer contracts, including offering incentives through Obie's rate structure and pricing policies. We sell certain innovative signature transit products primarily by means of year-long contracts coupled with flights of value-added traditional displays. We also sell space on almost all of our outdoor advertising displays by means of extended contracts, and offer outdoor display customers the opportunity to rotate their advertisements among several display faces within the same market.

DESIGN AND PRODUCTION

Obie maintains its own design and production facilities in Eugene, Oregon. We offer advertisers customized design and production services as well as display space. Charges for design and production are typically added to the cost of the space and billed to customers over the life of the advertising contract. Management believes that our design and production capabilities gives us a significant competitive advantage in direct sales to advertisers, particularly those we target who do not have an advertising agency, and brings new customers to the out-of-home advertising medium.

The design department works with these advertisers and with our sales representatives to create advertising copy, design and layout. Customers that are represented by advertising agencies generally arrange for the production of their ads, with Obie Media providing installation services. We increasingly act as a broker with respect to this production. In the second quarter of fiscal 2001, we acquired a second large-format digital production printer for an approximate cost of $400,000 and a third in December 2001 for approximately $250,000. This additional capacity allows us to produce approximately 95% of contracted production services in-house.

MARKETING

Obie Media's full-service marketing department is responsible for many projects, however, its main priority is to provide direct support to our sales force through a variety of materials and services that help maximize and generate sales. These materials and services include targeted quarterly sales promotions which feature value added advertising packages, staff incentives, self-promotional advertising campaigns, sales support materials, web site development, and public relations support.

One service in particular that has proven to be highly effective in generating sales on the local, regional, and national level is a cutting edge software program called Portfolio and MapInfo Professional(R). This powerful market analysis tool enables us to provide a highly desirable free service to our clients and transit agency partners. We can profile specific geographies, define individual lifestyle characteristics and behaviors, including spending and transportation habits, and then overlay that information directly onto transit route or outdoor location maps.

For example, our demographic specialist can create maps and reports that will show a local restaurant owner how many families in the immediate area eat out on a regular basis, family income levels, transportation habits, and locations of competing restaurants. This information is then overlaid onto transit maps showing the local restaurant owner how transit advertising can help reach the restaurant's target audience.

Our marketing department is continually researching and implementing sales support programs that allow our sales force to be informed of the latest industry trends and sales techniques to penetrate the marketplace.

CUSTOMERS

Obie Media maintains a broad base of local, regional and national advertising customers. Most of our regional and national customers are represented by advertising agencies. Consistent with standard industry practice, advertising agencies working with us typically retain 15% of the gross advertising revenues from their accounts. Advertising agencies generally create the artistic design and written content of their customers' advertising. They plan and implement their customers' overall advertising campaigns, including the selection and purchase of advertising media. Our sales personnel, including the national sales team, are trained to work closely with advertising agencies to service the needs of these customers.

A key component of our sales and marketing strategy is the proactive marketing of services to local advertisers. Local advertisers tend to have smaller advertising budgets and require greater assistance from our production and creative personnel to design and produce advertising copy. With respect to local sales, we often expend significant sales efforts on educating potential out-of-home advertising customers about the cost and reach benefits of the medium and on developing advertising strategies. While price and availability of display space are important factors in local sales, service and customer relationships are also critical. Management believes that our strength in sales, design and service gives us an advantage in local sales, and that our direct sales focus on local companies significantly contributes to increased advertising space occupancy and renewal rates. Further, management believes this focus is an important competitive advantage that enables us to serve smaller transit districts efficiently.

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

In recent years, there has been significant consolidation among Obie's competitors, including consolidation between out-of-home advertising companies and broadcast or other media companies. For example, in May 1999, Infinity Broadcasting Corporation ("Infinity"), now a subsidiary of Viacom Inc. and the sole shareholder of Viacom Outdoor (formerly TDI Worldwide, Inc.) agreed to acquire Outdoor Systems, Inc., a leading company in the outdoor advertising display market. In 2002, Clear Channel Communications, Inc. acquired The Ackerley Group, Inc., the parent of outdoor media company, AK Media.

Several of our competitors, including diversified media companies such as Viacom, are substantially larger, better capitalized, more widely known and have access to substantially greater resources than Obie Media. These traits may provide competitive advantages, particularly in large advertising markets.

TRANSIT. The transit advertising market has historically been fragmented, consisting of a few national transit-advertising companies with operations in multiple markets and numerous small companies operating under one or a few agreements. In large advertising markets, we encounter direct competition for transit agreements from Viacom Outdoor, the largest transit advertising company in the United States, and a dominant competitor in such markets. Competition among transit advertising companies is primarily based on obtaining and retaining agreements with transit districts. Agreements with transit districts are awarded primarily on the basis of the minimum amount the bidder guarantees to the district. Other factors that transit districts may consider in awarding agreements are the bidder's financial ability to support its minimum revenue guarantee, the bidder's business reputation and the soundness of the bidder's marketing plan. The agreements generally give the operator the exclusive right to provide transit-advertising services within the transit district. The number and nature of competitors for each agreement depends upon the desirability of the market, including the number of vehicles operated by the transit district, and the size and rank of the market.

OUTDOOR ADVERTISING DISPLAYS. The outdoor advertising display market is also fragmented. Several large outdoor advertising companies have operations in multiple markets. Many smaller companies operate a limited number of displays in a single or a few local markets. Although some consolidation has occurred in this segment of the out-of-home industry over the past few years, the OAAA estimated that, as of 2002, there were approximately 560,000 outdoor displays in the United States operated by more than 500 companies. The primary competitive factors in the outdoor advertising display market are the location of a company's displays and the price charged for their use.

GOVERNMENT REGULATION

The government extensively regulates the outdoor advertising industry at the federal, state and local levels. These laws and regulations limit the growth of outdoor advertising companies and operate as a substantial barrier to entry into the industry and, in limited circumstances, may restrict advertising content. Construction of new outdoor structures has been substantially restricted to commercial and industrial areas. Many jurisdictions also have restricted the location, relocation, height and size of outdoor advertising structures. Some jurisdictions also restrict the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from non-illuminated to illuminated displays, and restrict the reconstruction of structures that are substantially destroyed as a result of storms or other causes. Some jurisdictions have enacted local laws and ordinances that prohibit wallscapes and other outdoor advertising on urban buildings.

Management believes our displays conform to current laws and regulations. When leasing property for the installation of new outdoor advertising displays, we carefully reviews applicable laws, including building, sign and zoning ordinances. Because billboards are typically located adjacent to roads and highways, they are also subject to condemnation or other actions by governmental entities in the event of road or highway improvement or expansion. While compensation for such actions is generally available, under existing state and local regulations, we may not be permitted to relocate any condemned displays.

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

EMPLOYEES

At November 30, 2003, we had 221 full-time and 12 part-time employees, of whom 100 were primarily engaged in sales and marketing, 28 were engaged in art design and production, 42 were engaged in installation, construction or maintenance of transit or outdoor advertising displays, and 61 were employed in financial, administrative or similar capacities. None of our employees are covered by collective bargaining agreements, except for 4 installers in Portland, Oregon and 10 installers in British Columbia, Canada. Management believes that our relationships with our employees are good.

ITEM 2.    DESCRIPTION OF PROPERTIES

Obie's headquarters are located in a 20,000 square foot facility in Eugene, Oregon. The headquarters includes space for our centralized design and production departments, as well as our accounting, credit, marketing and management personnel. The headquarters is leased from Obie Industries, an affiliate of Obie Media, pursuant to a lease under which Obie Media moved into the facility and began paying rent in May 1997. Lease payments were approximately $344,000 in fiscal 2003 and $329,000 in each of fiscal 2002 and 2001. Brian Obie, Obie's Chairman of the Board, President and Chief Executive Officer, is the President, a director and the controlling shareholder of Obie Industries. Delores Mord, Obie's Secretary and a director of Obie Media, is Vice President, a director and a shareholder of Obie Industries. Management believes the headquarters lease carries terms, including rental rates, term, and other rights and obligations, which are substantially similar to those that would be available in arms' length transactions from unrelated parties.

Obie leases parcels of property beneath outdoor advertising structures. our site leases are generally for a term of ten years, with two five-year renewal options at our discretion. We also lease local operating offices for sales, service and installation in Spokane and Yakima, Washington; Portland and Salem, Oregon; Ft. Lauderdale, West Palm Beach, Daytona Beach and Tampa, Florida; Hartford and New Haven, Connecticut; Cincinnati, Ohio; Dallas and Fort Worth, Texas; Sacramento and Stockton, California; St. Louis and Kansas City, Missouri; Milwaukee and Madison, Wisconsin; Indianapolis, Indiana; Billings and Great Falls, Montana; Vancouver, Victoria, Kelowna and Nanaimo, British Columbia; and London, Mississauga, Whitby and Burlington, Ontario. Obie also leases national sales offices in Los Angeles, Chicago, New York City and Toronto. Total lease payments for the forgoing leases were $2.6 million, $2.7 million, and $2.1 million for fiscal 2003, 2002 and 2001, respectively.

ITEM 3.    LEGAL PROCEEDINGS

Obie is occasionally subject to litigation in the ordinary course of its business, and actively defends all such lawsuits. We do not expect that the effect of any ongoing proceedings will be material to our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of Obie Media's shareholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since November 21, 1996, Obie Media's Common Stock has been traded on the Nasdaq Market under the symbol "OBIE." The following table presents the high and low bid prices of Obie's Common Stock as reported by The Nasdaq Stock Market, as adjusted to give retroactive effect to 11-for-10 stock splits declared by Obie Media in October 1997, November 1998 and November 1999:

FISCAL 2003                   HIGH       LOW
         First Quarter      $  3.40    $  2.14
         Second Quarter        2.54       1.77
         Third Quarter         2.07       1.74
         Fourth Quarter        2.71       2.07

FISCAL 2002                   HIGH       LOW
         First Quarter      $  3.40    $  1.84
         Second Quarter        3.84       2.95
         Third Quarter         3.67       2.30
         Fourth Quarter        3.50       1.65


As of February 12, 2004, there were approximately 961 holders of record of Obie's Common Stock. Management believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of Obie's outstanding Common Stock is held of record in "street name."

The Company's Securities and Exchange Commission filings, including the annual report on Form 10-K for the fiscal year ended November 30, 2003, may be obtained without charge by accessing the Investor Relations section of the company's website at http//www.obie.com, or by giving a request to Investor Relations via the address, phone number or e-mail address below.

Quarterly information, as well as other current and historical information about the Company is available immediately free of charge upon its release by accessing the Investor Relations section of the Company's website or by making a request to Investor Relations via the address, phone number or e-mail address below.

Investor Relations
Obie Media Corporation
4211 W. 11th Ave.
Eugene, OR 97402
(541)686-8400 extension 7901
cediger@obie.com

DIVIDENDS

Obie has not paid cash dividends on its common stock during the last two fiscal years and does not anticipate doing so in the foreseeable future. We plan to retain any future earnings to finance operations. In addition, our credit agreements limit our ability to pay dividends or make other distributions on Obie's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Data                      Years ended November 30 (in thousands, except per share data)
                                                   2003           2002           2001          2000           1999
                                                   ----           ----           ----          ----           ----
Net sales                                         $43,117        $44,283        $42,892       $48,304        $36,460

                                                   2003           2002           2001          2000           1999
                                                   ----           ----           ----          ----           ----

Production, occupancy and sales                    33,348         33,348         34,644        35,609         26,438
General and administrative                          7,324          7,892          9,191         6,882          4,677
Depreciation and amortization                       1,752          2,181          2,077         1,871          1,513
Start-up costs                                         --             --             --           116            668
Contract settlement                                    --             --             --            --        (1,077)
      Operating income (loss)                         693            862        (3,020)         3,826          4,241
Income (loss) from continuing operations           (2,143)          (862)       (3,434)         1,618          2,012
      Loss on discontinued operations                (764)        (1,154)       (3,814)            --             --

Net income (loss) available for common
  Shareholders                                    (2,907)        (2,017)        (7,248)         1,618          2,012

Basic net income (loss) per share:
    Income (loss) from continuing operations      $(0.36)        $(0.14)        $(0.58)         $0.27          $0.40
    Loss from discontinued operations             $(0.13)        $(0.20)        $(0.65)            --             --
    Net income (loss) per share                   $(0.49)        $(0.34)        $(1.23)         $0.27          $0.40

Diluted net income (loss) per share:
    Income (loss) from continuing operations      $(0.36)        $(0.14)        $(0.58)         $0.27          $0.39
    Loss from discontinued operations             $(0.13)        $(0.20)        $(0.65)            --             --
    Net income (loss) per share                   $(0.49)        $(0.34)        $(1.23)         $0.27          $0.39

EBITDA (1)                                          1,681          1,889        (5,849)         5,697          5,754


Balance sheet data:
Working capital                                    $4,927         $7,148         $4,415       $10,544         $2,958
Total assets                                       35,446         38,127         44,161        38,937         32,704
Total long-term debt, less current portion         17,247         17,707         13,881        13,695          4,919
Shareholders' equity                                7,179         10,127         12,149        19,225         17,365

Cash flow data:
Net cash provided by (used in) operations           1,488          1,091        (1,232)           799            251
Cash used in investing activities                     636          1,195          1,327         5,261          3,265
Cash provided by (used in) financing activities      (674)         1,521          2,316         5,064          2,724

(1) The Company believes that EBITDA is widely used as one measure to evaluate the financial performance of companies in the out-of-home advertising industry, and therefore, is an appropriate supplemental measure regarding the operating performance of our business. The Company believes that EBITDA can assist in comparing out-of-home advertising company performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending on accounting methods used (particularly when acquisitions are involved) or non-operating factors (such as historical cost basis). Accordingly, this information has been disclosed to facilitate the comparative analysis of our operating performance relative to other companies in the out-of-home advertising industry. EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure, is defined as operating income before depreciation and amortization expense. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. Following is a reconciliation of EBITDA to net income (loss):

                                               FISCAL YEARS ENDED NOVEMBER 30 (IN THOUSANDS)

                                              2003       2002       2001       2000     1999
                                              ----       ----       ----       ----     ----
   Reported  net income (loss)               $(2,907)   $(2,017)   $(7,248)   $1,618   $2,012
     Interest expense                           2,334      1,725      1,337    1,121      942
     Depreciation and amortization              1,752      2,181      2,077    1,871    1,513
     Provision (benefit) for income taxes         502               (2,015)    1,087    1,287
                                            ---------- ---------- ---------- -------- --------
   EBITDA                                      $1,681     $1,889   $(5,849)   $5,697   $5,754
                                            ========== ========== ========== ======== ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

As of November 30, 2003, Obie's outstanding debt balances with US Bank amounted to $13.5 million on the term obligation and $3.9 million on the working capital revolver. On January 14, 2004 Obie entered into a new long-term financing arrangement with CapitalSource Finance LLC. The arrangement includes a $17.5 million term loan and a $6.0 million revolver with Obie Media Corporation, both of which mature on November 30, 2008. The arrangement also includes a $2.5 million term loan to Obie Media Ltd., our wholly owned Canadian subsidiary, which matures on January 31, 2009. The interest charged on the loans is the greater of prime plus a margin that is dependant upon Obie's leverage ratio, or 9.5% on the term loans or 8.5% on the revolver. The margin in effect at the time the financing closed was 5.5% on the term loans and 4.5% on the revolver. The first date that this margin may be adjusted is the quarter ending February 28, 2004.

Funds from the term loan were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. in fiscal 2002. Funds from the new revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $1.5 million subsequent to closing. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolver balance is due in full at maturity.

The loan agreement with CapitalSource Finance, LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The first measurement date will be as of February 29, 2004. The loan agreement also restricts the company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the company.

A substantial portion of our loss for fiscal 2001 resulted from our payment of minimum advertising revenues guaranteed to transit districts under our transit district contracts. Beginning in the latter half of fiscal 2001 we became increasingly concerned about these minimum revenue guarantees in the face of declining advertising revenues in some transportation districts. Accordingly, we began to seek to restructure or terminate certain of these arrangements in a way that would limit Obie's exposure to these payments to an amount that would reflect a more appropriate sharing of revenues under our advertising contracts. Between August 31, 2001 and February 15, 2004, we have renegotiated 13 contracts that have resulted in transit guarantee reductions of $1.7 million in fiscal 2001, $4.0 million in fiscal 2002 and $5.8 million in fiscal 2003. It cannot be assured that we will be able to eliminate or further reduce this type of risk and, if not, we may experience further adverse impacts on our operating revenues, some or all of which may be material.

During fiscal 2003 we extended our contract with the transit authority in London, ONT Canada for an additional five years beginning in January 2004. The first year guarantee of the extension period is approximately 37% less than the guarantee for the final year of the original contract. We were also the successful bidder in an RLI process in Ft. Lauderdale, Florida. We have been awarded a new three year contract by that transit agency, commencing January 1 , 2004. The first year guaranteed amount under the new contract is approximately 37% less than the guarantee during the final year of the original contract.

Also during 2003 we were selected as the successful bidder for transit advertising in Pittsburgh, PA. We began operating in the market in July 2003 pending the execution of a definitive contract. We were unable to come to agreement with the transit authority regarding a final contract and withdrew from the market at the end of October 2003. The results of operations in this market have been included in results of discontinued operations.

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

The agreed upon fee for the 2001 contract year was settled with the CTA at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance has been paid in substantially equal monthly payments of $116,080 beginning June 2002 through December 2003 with the remaining balance having been paid on January 14, 2004 as noted above.

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

RECOGNITION OF REVENUE

Revenue from advertising contracts is recognized ratably over the contract term, and the estimated costs components of a contract (cost of the advertising space and costs of producing and installing advertising copy) are deferred and matched against the periodic recognition of revenue on essentially a straight-line basis. This method also necessitates the recognition of an unearned revenue liability for billings to customers for time periods beyond the end of the current accounting cycle.

DISCONTINUED OPERATIONS

Effective during its fiscal year ended November 30, 2002, we adopted Statements of Financial Accounting Standards No. 144 and No. 146, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) and "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).

Pursuant to these pronouncements, we have classified as "Discontinued Operations" the results of operations and any exit costs associated with transit agreements that we determined were economically not viable, and where we plan to or have already exited a market or intend not to be a competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 144. The assets associated with the discontinued markets were, in the aggregate, not material. The transit districts included in Discontinued Operations are as follows

Fiscal 2003     Santa Cruz, CA; Bridgeport, CT; Chicago, IL; San Antonio, TX;
                Pittsburgh, PA;
Fiscal 2002     Santa Cruz, CA; Bridgport, CT; Chicago, IL; San Antonio, TX;
                Cincinnati, OH; Kitsap, WA; and Pickering, Whitby, Cambridge
                and St. Catharines, ONT, Canada
Fiscal 2001     Santa Cruz, CA; Bridgeport, CT; Chicago, IL; San Antonio, TX;
                Cincinnati, OH; Cleveland, OH; Kitsap, WA; and Pickering,
                Whitby, Cambridge and St. Catharines, ONT, Canada

The Company operated in the Pittsburgh market for a short period in fiscal 2003, but left the market upon failure to reach contract terms with the transit authority. The Chicago, Pickering, Whitby, Cambridge and St. Catharines contracts were terminated during fiscal year 2002; the contract in San Antonio was terminated in fiscal year 2003. The Company did not aggressively participate in new contract bidding in Cincinnati which expired in fiscal 2002, or Kitsap, which expired in fiscal 2003. The results of operations for these transit districts for 2002 and 2001 have been reclassified to Discontinued Operations for comparability purposes.

Net revenues and the components of the net loss related to the discontinued operations were as follows:

                                               Years ended November 30
                                         2003           2002            2001
                                         ----           ----            ----
Net revenues                             $506,212     $2,077,047    $21,448,426
Production and installation expenses    (118,744)      (321,853)    (2,024,700)
Occupancy expense                       (551,996)    (1,603,742)   (13,688,582)
Sales expense                           (198,884)      (802,210)    (3,262,431)
General and administrative expense      (400,628)      (503,311)    (1,018,815)
Chicago start-up expense                       --             --      (352,537)
Provision for contract losses                  --             --    (6,007,233)

                                      ------------ -------------- --------------
Loss from discontinued operations
   before income taxes                  (764,040)    (1,154,069)    (4,905,872)
Income tax benefit                             --             --      1,091,327

                                      ------------ -------------- --------------
Net loss from discontinued operations  $(764,040)   $(1,154,069)   $(3,814,545)
                                      ============ ============== ==============

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

We make ongoing estimates relating to the collectiblity of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses, the aging spread of accounts at the date the estimate is made, trends in the overall media economy, and general business conditions. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event that a smaller or larger allowance was appropriate, we would record a credit or charge to general and administrative expense in the period in which we made such a determination.

INCOME TAXES

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes". Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore, uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent that we believe recovery is unlikely, we establish a valuation allowance against our deferred tax assets increasing our income tax expense in the period such determination is made. An increase in the valuation allowance would result in a charge to income tax expense. A decrease in the valuation allowance would result in a reduction to income tax expense.

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

On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 effective December 1, 2002.

As of November 30, 2003 we had net unamortized goodwill in the amount of $5.4 million. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year, which has been done. The Company has determined that there has been no impairment to goodwill during fiscal 2003. As a result of adopting SFAS No. 142 we no longer amortize goodwill.

OTHER CONTINGENCIES

In the ordinary course of business, we are involved in legal proceedings involving contractual, employment relationships and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgements about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position, results of operations, or cash flows. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

OVERVIEW

Obie Media is an out-of-home advertising company that markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). As of November 30, 2003, Obie had 38 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. Since Obie's IPO in November 1996, the number of vehicles on which we have the right to operate transit advertising displays has increased from approximately 1,200 to over 7,000. We also operate and generally own more than 1,100 advertising displays on billboards and walls primarily in Washington, Oregon, Montana, Wyoming, California and Idaho.

On December 5, 2001, the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The Company and the CTA had been disputing settlement of 2001transit fees in light of the nature of the early termination and a shortage of advertising space made available to the Company, and the parties entered into an agreement as of May 28, 2002 resolving all of the outstanding issues.

The agreed upon fee for the 2001 contract year was settled with the CTA at $17 million, substantially less than the original guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due on January 1, 2004. The monthly payments were without interest through May 2003, and included a 5% interest charge thereafter. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in our balance sheet. The result is a present value of $15.1 million for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001. The balance of $5,084,167 owing on this obligation at November 30, 2003 was paid off in January of 2004 with proceeds of the Company's January 2004 new financing arrangement with CapitalSource Finance, LLC.

A substantial portion of our loss for fiscal 2001 resulted from our payment of minimum advertising revenues guaranteed to transit districts under our transit district contracts. Beginning in the latter half of fiscal 2001 we became increasingly concerned about these minimum revenue guarantees in the face of declining advertising revenues in some transportation districts. Accordingly, we began to seek to restructure or terminate certain of these arrangements in a way that would limit Obie's exposure to these payments to an amount that would reflect a more appropriate sharing of revenues under our advertising contracts. Between August 31, 2001 and February 15, 2004, we have renegotiated 13 contracts that have resulted in transit guarantee reductions of $1.7 million in fiscal 2001, $4.0 million in fiscal 2002 and $5.8 million in fiscal 2003. It cannot be assured that we will be able to eliminate or further reduce this type of risk and, if not, we may experience further adverse impacts on our operating revenues, some or all of which may be material.

In addition, during fiscal 2002, transit contract bids occurred in our transit markets of Austin, Dallas and San Antonio, Texas, Kansas City, Cincinnati and Santa Cruz and Sacramento, California. We were awarded new contracts in Kansas City, Dallas and Sacramento as we were the high bidder for those contracts. In the other markets mentioned above, except for Austin, among other things we had been experiencing significant operating losses due primarily to the high minimum guaranteed payments to the transit authorities. In our rebids of these markets we substantially reduced the amounts offered as guaranteed payments, and as a result, the contracts were awarded to others. We also terminated contracts in St. Catharines, Pickering Cambridge and Whitby, all in the Canadian province of Ontario. Since we have exited these markets, the results of operations of these markets, plus the results relative to the Chicago market termination and settlement described above, have been classified as results from discontinued operations in our statement of operations.

During fiscal 2003, we were selected to be the advertising provider for the Pittsburgh transit market, and began operating in the market on July 1, 2003. Subsequently, we were unable to reach agreement with the transit authority on contract terms, and left the market effective October 31, 2003. The results of operations of this market are also included in results from discontinued operations.

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

OPERATING RESULTS

The following table presents certain items from Obie Media's consolidated statements of income (and EBITDA) as a percentage of net revenues.

                                                     Years ended November 30,

                                                     2003      2002       2001
                                                     ----      ----       ----
Transit net advertising revenue                      83.9%     84.8%      84.3%
Outdoor net advertising revenue                      16.1      15.2       15.7
Net revenues                                        100.0     100.0      100.0
Operating expenses:
    Production, occupancy and selling                77.3      75.3       80.8
    General and administrative                       17.0      17.8       21.4
    Depreciation and amortization                     4.1       5.0        4.8
        Operating income (loss)                       1.6       1.9       (7.0)
Interest expense                                      5.4       3.9        3.1
        (Loss) from continuing operations            (3.8)     (1.9)     (10.2)
before income taxes

Provision for (benefit from) income taxes            (1.2)      0.0       (2.2)
        Loss from continuing operations              (5.0)     (1.9)      (8.0)
Results of discontinued operations                   (1.8)     (2.6)      (8.9)
        Net loss                                     (6.7)     (4.6)     (16.9)

EBITDA (1)                                            3.9%      4.3%     (13.6)%

(1) The Company believes that EBITDA is widely used as one measure to evaluate the financial performance of companies in the out-of-home advertising industry, and therefore, is an appropriate supplemental measure regarding the operating performance of our business. The Company believes that EBITDA can assist in comparing out-of-home advertising company performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending on accounting methods used (particularly when acquisitions are involved) or non-operating factors (such as historical cost basis). Accordingly, this information has been disclosed to facilitate the comparative analysis of our operating performance relative to other companies in the out-of-home advertising industry. EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure, is defined as operating income before depreciation and amortization expense. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity.

COMPARISON OF YEARS ENDED NOVEMBER 30, 2003 AND 2002

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from sales of advertising on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are a function of both the occupancy of these display spaces and the rates we can charge. Net revenues for fiscal 2003 decreased $1.2 million, or 2.6%, from $44.3 million in fiscal 2002 to $43.1 million in fiscal 2003. Transit net revenues in fiscal 2003 decreased $1.4 million, or 3.7% when compared to the same period of fiscal 2002. This decrease was primarily due to continued weakness in this sector of the out-of-home industry, particularly in the northeastern portion of the United States. Outdoor net revenues for fiscal 2003 increased $210,000, or 3.1% when compared to fiscal 2002. This increase was due primarily to higher billboard inventory utilization in fiscal 2003 as compared to fiscal 2002.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses decreased $229,000, or 3.5% from $6.5 million in fiscal 2002 to $6.2 million in fiscal 2003. The majority of these expenses are related to transit advertising, and the decrease mirrored the decrease in the transit revenues noted above.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased $1.1 million, or 5.9% from $18.3 million in fiscal 2002 to $19.4 million in fiscal 2003. Of the increase, approximately $113,000 is related to increases in billboard leases and related costs. In addition, the Company experienced a $334,000 increase in transit fees of the Company's Canadian transit operations and a $653,000 increase in United States transit operations. These transit expense increases were primarily due to increased guaranteed payments to transit authorities.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses decreased $845,000, or 9.9%, from $8.6 million in fiscal 2002 to $7.7 million in fiscal 2003. The decrease was due primarily to an overall reduction in turn-over of sales personnel in 2003 as compared to 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include costs related to individual markets, as well as corporate expenses. Expenses related to individual markets include expenses for the personnel and facilities required to administer that market and neighboring markets. Corporate general and administrative expenses represent personnel and facilities costs for Obie Media's executive offices and centralized staff functions, which include accounting, marketing, human resources and technology management.

General and administrative expenses decreased $568,000, or 7.2 %, from $7.9 million in fiscal 2002 to $7.3 million in fiscal 2003. The decrease was due primarily to a reduction in bad debt expenses in fiscal 2003 as compared to fiscal 2002.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased $429,000, or 19.7%, from $2.2 million in fiscal 2002 to $1.8 million in fiscal 2003. The decrease related primarily a reduction in amortization of goodwill of approximately $516,000 coupled with an increase in prepaid loan fee amortization of approximately $73,000 when comparing fiscal 2003 with 2002.

OPERATING INCOME. Due to the events and factors discussed above we experienced operating income of $693,000 in fiscal 2003, compared to operating income of $862,000 in fiscal 2002.

INTEREST EXPENSE. Interest expense increased $609,000, or 35.3%, from $1.7 million in fiscal 2002 to $2.3 million in fiscal 2003. Of the increase, approximately $385,000 related to the amortization of the discount on the Chicago Transit Authority settlement that applied for the full fiscal year in 2003 as opposed to one-half of fiscal 2002. The balance of the increase was related to interest costs on our term loan and working capital revolver arrangements with our primary lender.

We will expense the remaining unamortized discount related to the Chicago Transit Authority in fiscal 2004, as that obligation was paid off in January 2004 from proceeds of our new financing arrangement. The amount of the write-off will be approximately $700,000. In addition we will be writing off approximately $251,000 in prepaid loan fees related to the previous lending arrangements.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. We have substantial loss carryforwards, against which valuation allowances have been provided. Since the operating loss carryforwards expire at certain times, we have evaluated the likelihood of utilizing those carryforwards against future taxable income in that time frame and have established a valuation allowance accordingly. The other deferred tax asset items have no expiration date and are expected to be fully realized.

The net loss before income taxes resulted in a tax benefit of $2.0 million for fiscal 2001, the year in which carryback refunds were applied ($1.1 million of the benefit was applied to discontinued operations). The difference between the statutory United States federal income tax rate and the beneficial tax rate for both fiscal 2002 and 2001 is due primarily to the deferred tax valuation reserve for the net operating loss carryforwards. The difference between the statutory United States federal income tax rate and our effective tax rate in fiscal 2003 is due to state taxes and foreign taxes related to our Canadian subsidiary, as well as the application of the valuation reserve to the net operating loss carryforwards.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we experienced a loss from continuing operations of $2.1 million in fiscal 2003 as compared to a loss of $862,000 in fiscal 2002.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees significantly hinder our ability to manage our operating expenses during weak economic periods. These high minimum payment requirements have prompted us to either negotiate modifications to those contracts, negotiate or effect early terminations to such contracts, or to exit the market at the end of such contract terms.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. Discontinued operations for fiscal 2003 include costs relative to Chicago, San Antonio, Bridgeport and Santa Cruz as well as results of operations from the Pittsburgh market as described above. The discontinued operations for fiscal 2002 include the operations of San Antonio, Santa Cruz, Chicago, Kitsap, Cincinnati, Ohio, and the Ontario, Canada markets described above.

NET LOSS

Obie realized a net loss of $2.9 million during fiscal 2003, compared to a net loss of $2.0 million in fiscal 2002. The difference in the losses for fiscal 2003 and fiscal 2002 have been noted above.

COMPARISON OF YEARS ENDED NOVEMBER 30, 2002 AND 2001

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from sales of advertising on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are a function of both the occupancy of these display spaces and the rates we can charge. We focus our sales efforts on maximizing occupancy levels while maintaining rate integrity in our markets. Net revenues for fiscal 2002 increased $1.4 million, or 3.2%, from $42.9 million in fiscal 2001 to $44.3 million. In fiscal 2002 the entire increase related to net transit revenues as outdoor net revenues were unchanged from fiscal 2001 to fiscal 2002.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $215,000, or 3.4% from $6.3 million in fiscal 2001 to $6.5 million in fiscal 2002. The increase was primarily related to increased production volume in transit related production.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses decreased $1.9 million or 9.2% from $20.2 million in fiscal 2001 to $18.3 million in fiscal 2002. The decrease is primarily as a result of renegotiated transit fee arrangements mentioned above.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $352,000, or 4.3%, from $8.2 million in fiscal 2001 to $8.6 million in fiscal 2002. The increase was due primarily to an enlarged sales force in Vancouver, British Columbia in 2002, as compared to 2001 when the transit district was on strike for five months and we operated with a reduced sales force.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include costs related to individual markets, as well as corporate expenses. Expenses related to individual markets include expenses for the personnel and facilities required to administer that market and neighboring markets. Corporate general and administrative expenses represent personnel and facilities costs for Obie Media's executive offices and centralized staff functions, which include accounting, marketing, human resources and technology management.

General and administrative expenses decreased $1.3 million, or 14.1 %, from $9.2 million in fiscal 2001 to $7.9 million in fiscal 2002. The decrease was due primarily to a $1.1 million reduction in bad debt expense in fiscal 2002 as compared to fiscal

2001, and personnel reductions in marketing and the business office at the corporate headquarters of approximately $200,000 in 2002 when compared to fiscal 2001.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $104,000, or 5.0%, from $2.1 million in fiscal 2001 to $2.2 million in fiscal 2002, primarily due to capital expenditures for outdoor advertising displays as well as investment in digital production equipment as noted above.

OPERATING INCOME. Due to the events and factors discussed above we experienced operating income of $862,000 in fiscal 2002, compared to an operating loss of $3.0 million in fiscal 2001.

INTEREST EXPENSE. Interest expense increased $388,000, or 29.0%, from $1.3 million in fiscal 2001 to $1.7 million in fiscal 2002. The increase was due primarily to the amortization of the discount on the Chicago Transit Authority settlement.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. Since the operating loss carryforwards expire at certain times, we have evaluated the likeliness of utilizing those carryforwards against future taxable income in that time frame and have established a valuation allowance accordingly. The other deferred tax asset items have no expiration date and are expected to be fully realized.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we experienced a loss of $862,000 in fiscal 2002 as compared to a loss of $3.4 million in fiscal 2001.

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

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for fiscal 2002 include the operations of Santa Cruz, San Antonio, Cincinnati, Kitsap, Chicago and the Ontario, Canada markets described above. Discontinued operations for fiscal 2001 also included the results of the settlement related to the Chicago, Illinois market. The results of the Chicago operation and settlement included in fiscal 2001 is the primary reason for the $2.7 million reduction in the loss from discontinued operations from fiscal 2001 to fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Obie Media has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Obie's working capital at November 30, 2003 and 2002 was $4.9 million and $7.2 million, respectively. The decrease in working capital is due primarily to (1) a decrease of ($1.6 million) in accounts receivable, due primarily to the improved overall collection results, (2) increased utilization by ($910,000) of the Company's working capital line of credit, (3) a decrease of $1.1 million in the current portion of long-term debt, and (4) an increase of ($800,000) in accrued expenses and unearned revenue. Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets, have been financed primarily with borrowed funds.

Obie Media's net cash provided by operating activities was $1.5 million during fiscal 2003, as compared to net cash provided by operating activities of $1.1 million in fiscal 2002 and ($1.2) million in fiscal 2001 respectively. The change between 2003 and 2002 was due primarily to a decrease in accounts receivable and an increase in accounts payable and accrued expenses. The change between 2002 and 2001 was due primarily to a decrease in accounts receivable and refundable income taxes, and a decrease in accrued expenses.

Net cash used in investing activities was $636,000 during fiscal 2003, $1.2 million in fiscal 2003 and $1.3 million in fiscal 2002, respectively. The decrease from fiscal 2002 to fiscal 2003 resulted primarily from a reduction of $284,000 in capital expenditures in fiscal 2003 when compared to fiscal 2002, and the cost of acquiring the minority interest in OB Walls, Inc. Capital expenditures consist primarily of the cost of building and acquiring outdoor advertising displays and the cost of digital printing equipment in both years. While the total amounts are not significantly different when comparing 2002 to 2001, we acquired the minority interest of Obie Walls, Inc. for $300,000 in fiscal 2002, and spent approximately $400,000 less in 2002 when compared to 2001 for billboard acquisitions and upgrades. We anticipate that our capital expenditures will approximate $1.4 million in fiscal 2004.

Net cash used in financing activities was $674,000 in fiscal 2003 compared to amounts provided from financing activities of $1.5 million and $2.3 million in fiscal 2002 ands 2001, respectively. The decrease in fiscal 2003 was due to lower borrowings on short and long term debt facilities and higher net payments on long-term debt in 2003 when compared to 2002. The decrease in fiscal 2002 when compared to 2001 is due to proceeds from long term debt and net payments on long term debt both being higher in fiscal 2002 than in 2001.

As of November 30, 2003, we had a $4.5 million operating line of credit with US Bank. The interest rate was US Bank's prime rate plus 3.75% (7.75% at November 30, 2003) with collateral of receivables, equipment, inventory and contract rights. The outstanding balance of this line of credit was $3,890,483 at November 30, 2003. We also had a term loan with US Bank at prime plus 4.25% (8.25% at November 30, 2003) collateralized by substantially all of the Company's assets.

On January 14, 2004, we entered into a new long-term financing arrangement with CapitalSource Finance LLC. The arrangements with Obie Media Corporation includes a $17.5 million term loan and a $6.0 million revolver both of which mature on November 30, 2008. In addition, there is a $2.5 million term loan with Obie Media Ltd. (the Company's Canadian subsidiary) which matures on January 31, 2009.

The interest charged on the loans is the greater of prime plus a margin that is dependant upon Obie's leverage ratio, or 9.5% on the term loans or 8.5% on the revolver. The margin in effect at the time the financing closed was 5.5% on the term loans and 4.5% on the revolver. The first date that this margin may be adjusted is the quarter ending February 28, 2004.

Funds from the term loans were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. Funds from use of the revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $1.5 million subsequent to closing.

This new financing arrangement with CapitalSource Finance, LLC allowed us to consolidate debt obligations, provide $1.5 million additional revolver availability, and restructure principal payment obligations to better fit the growth and cash flow needs of the Company. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolver balance is due in full at maturity.

The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The first measurement date will be as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the company.

We expect to continue pursuing a policy of measured growth through obtaining new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance our future expansion activities using a combination of internal and external sources. Management believes that internally generated funds and funds available for borrowing under Obie's bank credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures but excluding possible acquisitions, through fiscal 2004. Future acquisitions by Obie Media, if any, may require additional debt or equity financing.

If operations are not consistent with management's plans due to risks and uncertainties, including failure to conclude favorable negotiations on pending transactions with existing transit agency partners, or to successfully assimilate expanded operations, inability to generate sufficient advertising revenues to meet contractual guarantees, potential for cancellation or interruptions of contracts with governmental agencies, a further decline in the demand for advertising in the markets in which we conduct business, slower than expected acceptance of our display products, there can be no assurance that the amounts from these financial resources will be sufficient for such purposes. In any of the above events or for other reasons, we may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available, if required, or if available, within terms acceptable to the company.

LONG-TERM FINANCIAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our significant long-term contractual obligations as of November 30, 2003 are as follows:

                                 Cash payments during the fiscal years ended November 30 (in thousands)
                                 ----------------------------------------------------------------------


Description of Commitment       2004      2005      2006      2007       2008      Thereafter     Total
-------------------------       ----      ----      ----      ----       ----      ----------     -----
Transit guaranteed            $15,216   $12,982    $3,737    $  628     $  721     $     --      $33,284
minimum payments

Building and land leases        2,434     1,874     1,334       695        428         1,011       7,776

CapitalSource Finance LLC       1,000     1,000     2,000     3,000     11,100         1,900      20,000
term debt

OTHER COMMITMENTS

As of November 30, 2003 the Company had outstanding performance bonds of approximately $7.2 million and letters of credit of approximately $200,000 provided to certain transit agencies in support of guaranteed payments.

MARKET RISK

Because our debt bears interest at variable rates, we may be exposed to future interest rate changes on our debt. Management does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on Obie's cash flow.

THE EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS.

On June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Obie adopted SFAS No. 142 effective December 1, 2002.

As of November 30, 2003, Obie had net unamortized goodwill in the amount of $5.4 million. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year, which as been done. The Company has determined that there has been no impairment to goodwill during fiscal 2003. As a result of adopting SFAS No. 142 we will no longer amortize goodwill.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS No.144 is effective for fiscal years beginning after December 15, 2001, however, earlier adoption is permitted. The Company early adopted the provisions of SFAS No. 144 in fiscal 2002 and has recorded the results of operations from transit markets that it has exited as discontinued operations.

On June 28, 2002, the FASB adopted Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company early adopted the provisions of SFAS No. 146 in fiscal 2002 and has recorded exit costs relating to contract terminations resulting from its exit of certain transit markets in accordance with the provisions of SFAS No. 146. These costs have been recorded as a component of discontinued operations in accordance with SFAS No. 144.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 during the second quarter of fiscal 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" . FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company s financial position or results of operations.

In May 2003, the Emerging Issues Task Force issued EITF 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The EITF applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. A delivered item should be considered a separate unit of accounting if the delivered item has stand-alone value to the customer, if the fair value of the undelivered item can be determined reliably, and, in the case of a general or specific refund right, if the delivery of the undelivered item is probable and substantially controlled by the vendor. EITF 00-21 provides that either the relative-fair value method or the residual method be used to allocate the consideration into separate units of accounting if there is objective and reliable evidence of fair value of both items or the undelivered item. EITF 00-21 is applicable to all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, however early adoption is permitted. EITF 00-21 did not have an impact on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements and supplementary data required by this item are included on pages F-1 to F-16 of this Annual Report. Unaudited quarterly data for each of the eight quarterly periods in the years ended November 30, 2003 and 2002 is as follows:


In thousands, except per share data:

                                      1st          2nd        3rd        4th
                                    Quarter      Quarter    Quarter    Quarter
---------------------------------- ----------- ---------- ---------- ----------
2003:
Net revenues                           $8,698    $10,635    $11,363     12,421
Operating income (loss)                 (386)        363        281        435
Loss from discontinued operations       (113)      (106)       (88)      (457)
Net  loss                             (1,043)      (461)      (407)      (996)


Basic/diluted income (loss) per share:
     Continuing operations            $(0.16)    $(0.06)    $(0.05)    ($0.09)
     Discontinued operations          $(0.02)    $(0.02)    $(0.02)    $(0.08)
     Net (loss)                       $(0.18)    $(0.08)    $(0.07)    $(0.17)

---------------------------------- ----------- ---------- ---------- ----------

                                         1ST QUARTER             2ND QUARTER             3RD QUARTER             4TH QUARTER
                                       As                      As                      As                      As
                                   Previously      As      Previously      As      Previously      As      Previously      As
                                    Reported    Restated    Reported    Restated    Reported    Restated    Reported    Restated
                                   ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
2002:
Net revenues                          $ 9,774      $9,628     $11,013     $10,884     $11,607     $11,520     $12,365     $12,251
Operating income (loss)                 (916)       (965)         110          84         765         772         992         971
Income (loss) from                      (289)       (240)       (315)       (289)       (124)       (131)       (515)       (494)
discontinued operations
Net income (loss)                     (1,521)     (1,521)       (521)       (521)          22          22           3           3
Basic/diluted income (loss) per
share:
     Continuing operations            $(0.21)     $(0.22)     $(0.04)     $(0.04)       $0.02       $0.02       $0.09       $0.08
     Discontinued operations          $(0.05)     $(0.04)     $(0.05)     $(0.05)     $(0.02)     $(0.02)     $(0.09)     $(0.08)
     Net income (loss)                $(0.26)     $(0.26)     $(0.09)     $(0.09)       $0.00       $0.00       $0.00       $0.00

See footnote 1. To the consolidated financial statements regarding discontinued operations which is the cause of the above restatements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Company's auditors, and there are no disagreements with the auditors on accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Annual Report on Form 10-K. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls during the fourth quarter of fiscal 2003.

PART 3.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information with respect to directors and executive officers is included under "Election of Directors" and "Executive Officers" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Securities Exchange Act" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

Information with respect to the Obie's audit committee and audit committee financial experts is included under "Audit Committee" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under "Executive Compensation" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under "Principal Shareholders and Management Ownership" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related party transactions is included under "Certain Transactions" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 14.  OUTSIDE AUDITOR FEES

Information with respect to outside auditor fees is included under "Independent Public Accountants" in Obie's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report, and when so filed such information is incorporated herein by reference.

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements: See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K

         2. Financial Statement Schedule II: Valuation and Qualifying Accounts:

                                                          Additions
                                       Balance at   charged/(recoveries)                    Balance at
                                      beginning of      to costs and                          end of
                                         period           expenses          Deductions        period
                                    --------------- -------------------- --------------- ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended November 30,
2003                                    $1,938,537             $538,442      $1,884,816        $592,163
2002                                     1,944,921            2,307,350       2,313,734       1,938,537
2001                                       598,403            2,129,342         782,824       1,944,921

DEFERRED TAX VALUATION ALLOWANCE
2003                                    $1,560,683            1,105,336                       2,666,019
2002                                     1,096,660              464,023                       1,560,683
2001                                             -            1,096,660                       1,096,660

PART IV

ITEM 16.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.
(a)(2) Exhibits:

         Exhibit Description

3.1     Restated Articles of Incorporation, as amended (1)
3.2     Restated Bylaws, as amended (1)
4.1     See Articles 3, 4 and 8 of Exhibit 3.1 and Articles 1, 2, 5, 6 and 7 of
        Exhibit 3.2
10.1*   Restated 1996 Stock Incentive Plan (4)
10.2    Form of Indemnification Agreement between Obie and its directors (4)
10.3    Form of Indemnification Agreement between Obie and its officers (4)
10.4 Lease between Obie Industries Incorporated and Obie, dated November 12, 1996 (1)
10.5 Amendment, dated July 15, 1997, to lease agreement between Obie Industries Incorporated and Obie (2)
10.6 Restated and Amended Loan Agreement, dated as of September 1, 1998, among Obie, Obie Media Limited, Philbin & Coine, Inc., and U.S. Bank National Association, and related documents (4)
10.7    Amendment to Loan Agreement, dated January 3, 2000 (7)
10.8 Stock Purchase Agreement among Registrant and Philbin & Coine, Inc. and Wayne P. Schur dated August 25, 1998 (3)
10.9* Employment Agreement, dated September 1, 1998, between Obie and Wayne P. Schur (4)
10.10*  Amendment to Wayne P. Schur employment agreement (7)
10.11* Non-Qualified Stock Option Agreement, dated September 1, 1998, between Obie and Wayne P. Schur(4)
10.12 Settlement Offer Letter dated September 25, 1998 from Tri-County Metropolitan Transportation District of Oregon to Registrant, signed by the Registrant indicating acceptance (5)
Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of
        Shareholders to be held on April 27, 2001 (6)
21.1    List of subsidiaries (4)
23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants
31.1 Certification by Gary F. Livesay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Brian B. Obie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Gary F. Livesay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Brian B. Obie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Management Contract or Compensatory Plan or Arrangement.
(1) Incorporated herein by reference from Obie's Registration Statement on Form SB-2 (Registration No. 333-5728-LA), declared effective on November 21, 1996.
(2) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 1997 filed February 27, 1998.
(3) Incorporated by reference to Obie's Form 8-K filed September 14, 1998.
(4) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 1998 filed March 1, 1999.
(5) Incorporated by reference to Obie's Registration Statement on Form S-1 (Registration No. 333-79367), declared effective on August 10, 1999.
(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
(7) Incorporated by reference to Obie's Annual Report on Form 10-KSB for the year ended November 30, 2001 filed February 27, 2002.

Upon written request to Brian B. Obie, CEO and President of Obie Media Corporation, 4211 West 11th Avenue, Eugene, OR 97402, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Obie's reasonable expense in furnishing the exhibit requested.

(b)  Reports on Form 8-K.    Obie Media furnished the following reports on Form
                             8-K during fiscal 2003:
     April 7, 2003           Announcing operating results for the quarter ended
                             February 28, 2003
     May 22, 2003            Announcing that the company has moved from the
                             NASDAQ National listing service to the SmallCap
                             listing service
     July 14, 2003           Announcing operating results for the quarter ended
                             May 31, 2003
     October 16, 2003        Announcing operating results for the quarter ended
                             August 31, 2003
     October 31, 2003        Announcing the company was exiting the Pittsburgh
                             transit market

     The Company also filed a Form 8-K on January 14, 2004 announcing the consumation of new financing arrangements.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OBIE MEDIA CORPORATION

Dated:   March 15, 2004         By /s/ BRIAN B. OBIE
                                Brian B. Obie, Chairman, President
                                and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

Dated:   March 15, 2004         By /s/ BRIAN B. OBIE
                                Brian B. Obie, Chairman, President
                                and Chief Executive Officer

                                PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

Dated:   March 15, 2004         By /s/ GARY F. LIVESAY
                                Gary F. Livesay, Chief Financial Officer

                                DIRECTORS:

Dated:   March 15, 2004         By /s/ DELORES M. MORD
                                Delores M. Mord, Director

Dated:   March 15, 2004         By /s/ RANDALL C. PAPE
                                Randall C. Pape, Director

Dated:   March 15, 2004         By /s/ STEPHEN A. WENDELL
                                Stephen A. Wendell, Director

Dated:   March 15, 2004         By /s/ RICHARD C. WILLIAMS
                                Richard C. Williams, Director

OBIE MEDIA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                             F-2

Consolidated Balance Sheet as of November 30, 2003 and 2002                F-3

Consolidated Statement of Operations for the years ended
          November 30, 2003, 2002 and 2001                                 F-5

Consolidated Statement of Changes on Shareholders' Equity
          for the years ended November 30, 2003, 2002 and 2001             F-7

Consolidated Statement of Cash Flows for the years ended
          November 30, 2003, 2002 and 2001                                 F-8

Notes to Consolidated Financial Statements                                 F-10

Report of Independent Auditors

To the Board of Directors and Shareholders of Obie Media Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Obie Media Corporation and its subsidiaries at November 30, 2003 and November 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 1, 2002. As discussed in
Note 1 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 144 and No. 146, "Accounting for the Impairment of Long-lived Assets," and "Accounting for Costs Associated with Exit or Disposal Activities," on December 1, 2001

March 12, 2004
Portland, Oregon

OBIE MEDIA CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2003 AND 2002

                                                                              2003           2002
                                                                          ------------------------------
ASSETS
CURRENT ASSETS
          Cash                                                               $1,943,169      $1,815,886
          Accounts receivable, net of allowance for doubtful accounts
              of $592,163 and $1,938,537, respectively                        5,774,226       7,327,681
          Refundable income taxes                                                               121,055
          Prepaid expenses and other current assets                           5,099,504       4,869,804
          Deferred income taxes                                               1,543,750       1,732,395
                                                                          ------------------------------
                     TOTAL CURRENT          ASSETS                           14,360,649      15,866,821
                                                                          ------------------------------

PROPERTY AND EQUIPMENT, NET                                                  14,886,619      15,864,193

OTHER ASSETS
          Goodwill                                                            5,448,552       5,448,552
          Other assets, net                                                     749,936         947,322

                                                                          ------------------------------
                     TOTAL ASSETS                                           $35,445,756     $38,126,888
                                                                          ==============================



                                       F-3
Continued

OBIE MEDIA CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2003 AND 2002
(CONTINUED)

                                                                      2003           2002
                                                                 -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Current portion of long-term debt                          $1,723,695      $2,847,311
          Line of credit                                              3,890,483       2,980,483
          Accounts payable                                              307,901         283,075
          Accrued transit fees                                        1,148,124       1,102,519
          Accrued expenses                                            1,220,754         737,698
          Income taxes payable                                          214,540               -
          Unearned revenue                                              928,051         767,637
                                                                 -------------------------------
                     Total current liabilities                        9,433,548       8,718,723

DEFERRED INCOME TAXES                                                 1,586,631       1,573,729

LONG TERM DEBT, LESS CURRENT PORTION                                 17,246,748      17,707,306
                                                                 -------------------------------
                                                                     28,266,927      27,999,758
                                                                 -------------------------------

COMMITMENTS  AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY
          Preferred stock, without par value, 10,000,000 shares
            authorized, no shares issued and outstanding
          Common stock, without par value, 20,000,000 shares
             authorized, 5,913,602 and 5,908,577 shares issued
             and outstanding, respectively                           17,282,128      17,272,128
          Other comprehensive income                                   (45,495)           5,350
          Accumulated deficit                                      (10,057,804)     (7,150,348)
                                                                 -------------------------------
                     Total shareholders' equity                       7,178,829      10,127,130
                                                                 -------------------------------
                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY                           $35,445,756     $38,126,888
                                                                 ===============================

   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-4

OBIE MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

                                                     2003           2002           2001
                                                ----------------------------------------------
REVENUES:
       Outdoor advertising                         $ 6,945,164     $6,735,537      $6,732,336
       Transit advertising                          36,172,176     37,547,635      36,160,064
                                                ----------------------------------------------
                     Net revenues                   43,117,340     44,283,172      42,892,400

OPERATING EXPENSES:
       Production and installation                   6,247,029      6,476,412       6,261,254
       Occupancy                                    19,374,636     18,299,548      20,163,299
       Sales                                         7,726,752      8,571,638       8,219,734
       General and administrative                    7,323,877      7,891,548       9,191,412
       Depreciation and amortization                 1,752,421      2,181,490       2,077,365

                                                ----------------------------------------------
                     Operating income (loss)           692,625        862,536     (3,020,664)

INTEREST EXPENSE                                     2,333,805      1,724,994       1,337,136
                                                ----------------------------------------------

 LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                             (1,641,180)      (862,458)     (4,357,800)

PROVISION FOR (BENEFIT FROM) INCOME TAXES             502,236                       (923,957)


                                                ----------------------------------------------
 LOSS FROM CONTINUING OPERATIONS                   (2,143,416)      (862,458)     (3,433,843)
                                                ----------------------------------------------

DISCONTINUED OPERATIONS (NOTE 1)
   LOSS FROM DISCONTINUED OPERATIONS                 (764,040)    (1,154,069)     (4,905,872)
   INCOME TAX  BENEFIT                                       -                    (1,091,327)

                                                ----------------------------------------------
   LOSS ON DISCONTINUED OPERATIONS                   (764,040)    (1,154,069)     (3,814,545)
                                                ----------------------------------------------
                                                ----------------------------------------------
NET  LOSS                                         $(2,907,456)   $(2,016,527)    $(7,248,388)
                                                ==============================================

                                       F-5
Continued

OBIE MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001
(CONTINUED)

                                                     2003           2002           2001
                                                ----------------------------------------------
BASIC NET LOSS PER SHARE:
   LOSS FROM CONTINUING OPERATIONS                   $  (0.36)      $  (0.14)      $   (0.58)
   LOSS FROM DISCONTINUED OPERATIONS                    (0.13)         (0.20)          (0.65)

                                                ----------------------------------------------
NET LOSS PER SHARE                                   $  (0.49)      $  (0.34)      $   (1.23)
                                                ==============================================

DILUTED LOSS PER SHARE:
   LOSS FROM CONTINUING OPERATIONS                   $  (0.36)      $  (0.14)      $   (0.58)
   LOSS FROM DISCONTINUED OPERATIONS                    (0.13)         (0.20)          (0.65)

                                                ----------------------------------------------
NET LOSS PER SHARE                                   $  (0.49)      $  (0.34)      $   (1.23)
                                                ==============================================

        The accompanying notes are an integral part of these consolidated financial statements

                                       F-6

OBIE MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

                                                                                         CUMULATIVE       RETAINED
                                                                                           OTHER          EARNINGS
                                               COMMON STOCK                 NOTE       COMPREHENSIVE   (ACCUMULATED)
                                          SHARES         AMOUNT          RECEIVABLE    INCOME (LOSS)     (DEFICIT)         TOTAL
                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 2000                 5,896,232     $17,172,128      $(59,895)         $(2,203)     $2,114,567    $19,224,597
Issuance of common stock for
  benefit plan and option exercises           12,345         100,000                                                       100,000
Collection of note receivable                                                59,895                                         59,895
Foreign currency translation                                                                  13,231                        13,231
Net loss                                                                                                (7,248,388)     (7,248,388)

                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 2001                 5,908,577      17,272,128                          11,028    (5,133,821)     12,149,335

Foreign currency translation                                                                 (5,678)                        (5,678)
Net loss                                                                                                (2,016,527)     (2,016,527)

                                       --------------------------------------------------------------------------------------------
BALANCE, November 30, 2002                 5,908,577      17,272,128             $0            5,350    (7,150,348)     10,127,130

Issuance of common stock for consulting
  services                                     5,025          10,000                                                        10,000
Foreign currency translation                                                                (50,845)                       (50,845)
Net loss                                                                                                (2,907,456)     (2,907,456)

                                       --------------------------------------------------------------------------------------------
BALANCE, November 30,2003                  5,913,602     $17,282,128             $0        $(45,495)  $(10,057,804)     $7,178,829
                                       ============================================================================================


    The accompany notes are an integral part of these consolidated financial statements.

                                       F-7

OBIE MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

                                                                            2003            2002            2001
                                                                        ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net income loss                                                          $(2,907,456)     $(2,016,527)   $(7,248,388)
Adjustments to reconciled net loss to net cash provided
  by (used in) operating activities:
          Depreciation and amortization                                     1,752,421        2,181,490      2,077,365
          Provision for transit contract losses                                                             6,007,233
          Deferred income taxes                                               201,547          161,573    (1,261,373)
          Common stock issued for consulting services                          10,000
          Loss on sale of assets                                               10,809
          Change in assets and liabilities:
                (Increase) decrease in:
                     Accounts receivable                                    1,553,455        4,500,873    (2,554,872)
                     Refundable income taxes                                  121,055        1,759,986    (1,881,041)
                     Prepaid expenses and other assets                      (181,964)          115,993        286,843
                Increase (decrease) in:
                     Accounts payable                                          24,827        (919,058)        187,954
                     Accrued expenses                                         528,657      (3,956,853)      3,433,240
                     Unearned revenue                                         160,414        (450,451)       (67,277)
                     Income taxes payable                                     214,540        (286,197)      (211,307)
                                                                        ----------------------------------------------
            NET CASH PROVIDED BY (USED IN )OPERATING ACTIVITIES             1,488,305        1,090,829    (1,231,623)
                                                                        ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES:
Capital acquisitions                                                        (658,654)        (894,755)    (1,324,931)
Proceeds from sale of assets                                                   22,650
Other investing activities                                                                                    (2,525)
Purchase of minority interest in subsidiary                                                  (300,000)
                                                                        ----------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                           (636,004)      (1,194,755)    (1,327,456)
                                                                        ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                                              910,000        1,283,366      1,697,117
Proceeds from long-term debt                                                  159,174        1,525,000        697,876
Proceeds from common stock note receivable                                                                     59,895
Payments on long-term debt                                                (1,743,347)      (1,287,349)      (139,200)
                                                                        ----------------------------------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (674,173)        1,521,017      2,315,688
                                                                        ----------------------------------------------

                                       F-8
Continued

OBIE MEDIA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001
(CONTINUED)

                                                                            2003            2002            2001
                                                                        ----------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (50,845)          (5,678)         13,231
                                                                        ----------------------------------------------

NET INCREASE (DECREASE) IN CASH                                               127,283        1,411,413      (230,160)
CASH, BEGINNING OF PERIOD                                                   1,815,886          404,473        634,633
                                                                        ----------------------------------------------

CASH, END OF PERIOD                                                        $1,943,169       $1,815,886       $404,473
                                                                        ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Issuance of stock to consultant                                               $10,000
Issuance of restricted stock to executives                                     37,471
Issuance of stock to employee benefit plan                                                                   $100,000
Issuance (reduction) of note payable for business acquisition                                 $225,000      (232,888)
Issuance of note payable for Chicago Transit Authority settlement                            6,095,348
Costs associated with financing activities                                                     240,000

CASH PAID FOR INTEREST                                                      2,197,211        1,687,022      1,336,029

CASH PAID FOR TAXES                                                            38,135           69,084      1,315,626

   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-9

OBIE MEDIA CORPORATION

Notes to Consolidated Financial Statements
November 30, 2003, 2002 and 2001


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

Obie Media Corporation (the Company) is a full service out-of-home advertising company which markets advertising space primarily on transit vehicles and outdoor advertising displays (billboards and wallscapes). At November 30, 2003, the Company had 38 exclusive agreements with transit districts in the United States and Canada to operate transit advertising displays. These transit districts are located in, among other advertising markets: Dallas; Portland, Oregon; Sacramento; Hartford; Ft. Lauderdale, St. Louis and Vancouver, British Columbia. The Company also operates and generally owns advertising displays on billboards and walls primarily located in Washington, Oregon, California, Montana, Wyoming and Idaho.

BASIS OF PRESENTATION

The consolidated financial statements include the Company, its wholly owned subsidiaries, Obie Media Limited, OB Walls, Inc. and Select Media, Inc. All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiary, Obie Media Limited, are translated into United States dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates for the period for revenues and expenses. The effect of the foreign currency translation was insignificant for the years ended November 30, 2003, 2002 and 2001.

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

REVENUE RECOGNITION

The Company has contracts to provide advertising to its customers. Advertising revenue is recognized ratably over the period the advertising is displayed. Payments received and amounts billed for advertising revenue in advance of display are deferred. Costs incurred for the production and installation of displays for advertising, which are paid for by the customer ratably over the term of the advertising contract, are deferred and recognized as expense as the related revenue is recognized over the life of the respective contracts.

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

At November 30, 2003, the Company had agreements with 38 transit districts. Customers advertising on transit vehicles owned by the eight largest transit districts, of Dallas, Portland, Oregon, Vancouver, British Columbia, St. Louis, Sacramento, Ft. Lauderdale, Hartford and Palm Beach represented approximately
50.0 percent of the Company's total net revenues from continuing operations for the year ended November 30, 2003. No single advertising customer represented 10 percent or more of the Company's revenues for any of the periods presented in the accompanying financial statements.

Transit agreements range from one to five years and are subject to renewal either at the discretion of the transit district or upon the mutual agreement of the Company and the transit district. Generally, these agreements require the Company to pay the transit district the greater of a percentage of the related advertising revenues, net of the advertising production charges, or a guaranteed minimum amount (Note 9).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. At November 30, 2003 and 2002, the fair value of the Company's financial instruments are estimated to be equal to their reported carrying value. The carrying value of long-term debt approximates fair value. The resulting estimates of fair value require subjective judgments and are approximations. Changes in the methodologies and assumptions could significantly affect the estimates.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives. Additions and improvements, including interest incurred during construction, are capitalized. Normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation of assets sold or otherwise retired are removed from the accounts and the resulting gain or loss is recognized. Property and equipment are periodically evaluated for impairment when facts and circumstances indicate the value of such assets may be impaired.

GOODWILL AND OTHER ASSETS

The Company ceased the amortization of goodwill effective December 1, 2002 in order to comply with the provisions of SFAS 142. SFAS No. 142 further requires goodwill to be tested for impairment annually and under certain circumstances written down when impaired, rather than being amortized as previous standards required. To comply with this provision of SFAS 142, the Company completed a comprehensive goodwill impairment analysis during the six months ended May 31, 2003. Based upon the analysis, the Company has concluded that as of December 1, 2002 and May 31, 2003, there was no goodwill impairment. The Company updated its goodwill impairment analysis through November 30, 2003 and concluded that as of November 30, 2003, there was no goodwill impairment. The Company may be required, under certain circumstances, to update its impairment analysis and may incur losses on its acquired goodwill.

The following table summarizes the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the years ended November 30, 2002, and 2001:

                                          Years ended November 30,
                                (in thousands except for per share data)

                                                      2003       2002         2001
                                                      ----       ----         ----

Net loss as reported                                $(2,907)   $(2,017)    $(7,248)
Add amortization of goodwill                                        502         504
Income tax effect
Adjusted net loss                                    (2,907)    (1,515)     (6,744)

Adjusted net loss per share, basic and diluted       $(0.49)    $(0.26)     $(1.14)
Net loss per share as reported, basic and diluted    $(0.49)    $(0.34)     $(1.23)


Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", the Company will no longer amortizes goodwill effective December 1, 2002. The Company will test goodwill annually for impairment as required by SFAS No. 142.

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

EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and potentially dilutive shares outstanding during the period if the effect is dilutive. Potentially dilutive shares outstanding during the years ended November 30, 2003, 2002 and 2001, respectively, were excluded from the computation of diluted EPS as they would be antidilutive.

Following is a reconciliation of basic EPS and diluted EPS:

                                                YEAR ENDED NOVEMBER 30, 2003
                                                ----------------------------
                                                                         PER SHARE
                                              (LOSS)          SHARES       AMOUNT
                                          ---------------- ------------- -----------
Basic EPS-
Loss attributable to common shareholders:
From continuing operations                   $(2,143,416)     5,910,584     $(0.36)
From discontinued operations                    (764,040)     5,910,584      (0.13)
                                          ---------------- ------------- -----------
                                              (2,907,456)     5,910,584      (0.49)
Effect of dilutive Securities-
Stock options                                    -              -            -
                                          ---------------- ------------- -----------
Diluted EPS-
Loss attributable to common shareholders     $(2,907,456)    5,910,584      $(0.49)
                                          ================ ============= ===========

                                                YEAR ENDED NOVEMBER 30, 2002
                                                                         PER SHARE
                                              (LOSS)          SHARES       AMOUNT
                                          ---------------- ------------- -----------
Basic EPS-
Loss attributable to common shareholders:
From continuing operations                     $(862,458)     5,908,577     $(0.14)
From discontinued operations                  (1,154,069)     5,908,577      (0.20)
                                          ---------------- ------------- -----------
                                              (2,016,527)     5,908,577      (0.34)
Effect of dilutive Securities-
Stock options                                    -              -            -
                                          ---------------- ------------- -----------
Diluted EPS-

Loss attributable to common shareholders     $(2,016,527)     5,908,577   $(0.34)
                                          ================ ============= ===========

                                                YEAR ENDED NOVEMBER 30, 2001
                                                                         PER SHARE
                                              (LOSS)          SHARES       AMOUNT
                                          ---------------- ------------- -----------
Basic EPS-
Loss attributable to common shareholders:
From continuing operations                   $(3,433,843)     5,904,146     $(0.58)
From discontinued operations                  (3,814,545)     5,904,146      (0.65)
                                          ---------------- ------------- -----------
                                              (7,248,388)     5,904,146      (1.23)
Effect of dilutive Securities-
Stock options                                    -              -            -
                                          ---------------- ------------- -----------
Diluted EPS-
Loss attributable to common shareholders     $(7,248,388)     5,904,146     $(1.23)
                                          ================ ============= ===========

At November 30, 2003, 2002 and 2001, the Company had 518,298, 670,181 and
673,736 stock options outstanding, respectively, of the Company's common stock that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

COMPREHENSIVE INCOME

The objective of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss totaled $(2,958,301), $(2,022,205) and $(7,235,157) for the years ended
November 30, 2003, 2002 and 2001, respectively.

DISCONTINUED OPERATIONS

Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 and No. 146 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) and "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).

Pursuant to SFAS No. 144, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with expired or terminated transit district agreements that were economically not viable and where the Company plans to or has already exited the market or intends not to be competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 144. The assets associated with the discontinued markets are, in the aggregate, not material. Following is a summary of results of operations charged to discontinued operations:

Fiscal 2003     Santa Cruz, CA; Bridgeport, CT; Chicago, IL; San Antonio, TX;
                Pittsburgh, PA;
Fiscal 2002     Santa Cruz, CA; Bridgeport, CT; Chicago, IL; San Antonio, TX;
                Cincinnati, OH; Kitsap, WA; and Pickering, Whitby, Cambridge
                and St. Catharines, ONT, Canada
Fiscal 2001     Santa Cruz, CA; Bridgeport, CT; Chicago, IL; San Antonio, TX;
                Cincinnati, OH; Cleveland, OH; Kitsap, WA; and Pickering,
                Whitby, Cambridge and St. Catharines, ONT, Canada

Net revenues and the components of net loss related to the discontinued operations were as follows:

                                               YEARS ENDED NOVEMBER 30

                                            2003         2002        2001
                                            ----         ----        ----

Net revenues                              $506,212    $2,077,050  $21,448,426
                                     =============== ============ ============

Loss from discontinued operations
   before income taxes                    (764,040)   (1,154,069)  (4,905,872)
Income tax benefit                                                 (1,091,327)
                                     --------------- ------------ ------------
Net loss from discontinued                $(764,040) $(1,154,069) $(3,814,545)
                                     =============== ============ ============
   Operations


STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" , (APB 25), and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123). Equity instruments are not granted to non-employees, other than directors, as defined in the respective plan agreements.

As required by SFAS 123, the Company computed the value of options granted during 2003, 2002, and 2001 using the Black-Scholes option pricing model for pro forma disclosure purposes. The weighted average assumptions used for stock option grants for 2003, 2002 and 2001 were risk-free interest rates of 3.3%, 4.9%, and 5.2%, respectively, expected dividend yields of 0%, expected lives of
6.0 years and expected volatility of 84.6%, 81.5%, and 71.5%, respectively.

Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. For the years ended November 30, 2003, 2002, and 2001, the total value of the options granted was approximately $20,636, $357,879, and $567,565, respectively, which would be amortized on a straight-line basis over the vesting periods of the options.

Had Obie accounted for these plans in accordance with SFAS 123, the Company`s net (loss) income and pro forma net (loss) income per share would have been reported as follows:

                                                  Years ended November 30,
                                        (In thousands, except per share amounts)

                                                2003         2002         2001
                                                ----         ----         ----

Net loss as reported                          $(2,907)    $(2,017)      $(7,248)


Deduct total stock-based compensation expense    (245)       (484)         (518)
determined under fair value based method for all awards, net of related tax effects

Pro-forma net loss                            $(3,152)    $(2,501)      $(7,766)

NET LOSS PER SHARE
Basic and diluted:
As reported                                    $(0.49)     $(0.34)       $(1.23)
Pro forma                                      $(0.53)     $(0.42)       $(1.32)


The effects of applying SFAS No. 123 for providing pro forma disclosure for 2003, 2002, and 2001 are not likely to be representative of the effects on reported net (loss) income and net (loss) income per share for future years since options vest over several years and additional awards are made each year.

NEW ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, however, earlier adoption is permitted. The Company early adopted the provisions of SFAS No. 144 in fiscal 2002 and has recorded the results of operations from transit markets that it has exited as discontinued operations.

On June 28, 2002, the FASB adopted Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company early adopted the provisions of SFAS No. 146 in fiscal 2002 and has recorded exit costs relating to contract terminations resulting from its exit of certain transit markets in accordance with the provisions of SFAS No. 146. These costs have been recorded as a component of discontinued operations in accordance with SFAS No. 144.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, (SFAS No. 123) "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 during our quarter ended May 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" . FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company s financial position or results of operations.

RECLASSIFICATIONS

         Certain amounts previously reported in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 financial statement classifications which had no impact on our net loss or shareholders' equity.

2.       DEBT FINANCING ARRANGEMENTS AND LIQUIDITY

The Company has experienced a net loss of $2,907,456 during the year ended November 30, 2003 but had positive cash flow from operations of $1,488,305. Despite the unfavorable loss, the Company has been able to fulfill its needs for working capital and capital expenditures. Company borrowings at November 30, 2003 were $22.9 million on an asset base of $35.4 million. As of November 30, 2003, the Company had a $4,500,000 operating line of credit with U.S. Bank. The interest rate is U.S. Bank's prime rate plus 3.75% (7.75% at November 30, 2003) with collateral of receivables, equipment, inventory, and contract rights. The outstanding balance on this line of credit was $3,890,483 at November 30, 2003. The Company also had a term loan with U.S. Bank at prime plus 4.25% (8.25% at November 30, 2003) collateralized by substantially all of the Company's assets.

On January 14, 2004, we entered into a new long-term financing arrangement with CapitalSource Finance LLC. The arrangements with the Company includes a $17.5 million term loan and a $6.0 million revolver both of which mature on November 30, 2008. In addition, the arrangement includes a $2.5 million term loan with Obie Media Ltd. (the Company's Canadian subsidiary) which matures on January 31, 2009.

The interest charged on the loans is the greater of prime plus a margin that is dependant upon Obie's leverage ratio, or 9.5% on the term loans or 8.5% on the revolver. The margin in effect at the time the financing closed was 5.5% on the term loans and 4.5% on the revolver. The first date that this margin may be adjusted is the quarter ending February 28, 2004.

In January 2004, funds from the term loans were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. Funds from use of the revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $1.5 million subsequent to closing.

This new financing arrangement with CapitalSource Finance, LLC allowed us to consolidate debt obligations, provide $1.5 million additional revolver availability, and restructure principal payment obligations to better fit the growth and cash flow needs of the Company. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolver balance is due in full at maturity.

The loan agreement with CapitalSource Finance, LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The first measurement date will be as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company.

The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the bank line of credit. If operations are not consistent with management's plan due to risks and uncertainties including failure to conclude favorable negotiations on pending transactions with existing transit agency partners or to successfully assimilate expanded operations, inability to generate sufficient advertising revenues to meet contractual guarantees, potential for cancellation or interruption of contracts with government agencies, a further decline in the demand for advertising in markets where the Company conducts business, slower than expected acceptance of the Company's display products, increased competition and price pressures, and changes in regulatory or other external factors, then there can be no assurance that the amounts from these financial sources will be sufficient for such purposes. In any of the above events or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required, or if available, with be on terms satisfactory to the Company.

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

         The agreed upon fee for the 2001 contract year was settled on May 28, 2002 at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance is payable in substantially equal monthly payments of $116,080 beginning June 2002 and ending May 2007, with an additional $1.0 million balloon payment due in January 2004. The monthly payments are without interest through May 2003, and include a 5% interest charge thereafter. The entire unpaid balance of this obligation was paid off on January 15, 2004 with the proceeds from the financing with CapitalSource Finance LLC discussed in Note 6. These periodic deferred payments have been valued using a junior unsecured discount rate of 15%, resulting in a present value of $6.1 million, which is included within long-term debt in the accompanying balance sheet at November 30, 2003. The result is a present value of $15.1 million for the settlement. The cost of the settlement is covered by previous accruals, including an accrual which the Company established in the third quarter of fiscal 2001. The remaining settlement obligation as of November 30, 2003 was paid off in full on January 14, 2004 from proceeds of the Company's new debt arrangement as described in
Note 6.

4.         PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                      NOVEMBER 30,
                                                  2003            2002
                                                  ----            ----

Prepaid leases                                   $423,821         $439,632
Transit advertising production costs            2,390,774        2,378,529
Transit fees                                    1,610,835        1,449,686
Other                                             674,074          601,957

                                           --------------- ----------------
                                               $5,099,504       $4,869,804
                                           =============== ================

5.        PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            NOVEMBER 30,
                                            ------------
                                        2003            2002       ASSET LIVES
                                        ----            ----       -----------

Outdoor advertising structures       $18,698,103     $18,420,326     20 years
Other equipment and leaseholds         7,240,185       6,907,458    5-20 years
                                  --------------- ---------------
                                      25,938,288      25,327,784
Less: accumulated depreciation        11,051,669       9,463,591
                                  --------------- ---------------
                                     $14,886,619     $15,864,193
                                  =============== ===============


6.        FINANCING ARRANGEMENTS

Long-term debt consists of the following:


                                            NOVEMBER 30,
                                            ------------
                                        2003            2002
                                        ----            ----

Term loan with U.S. Bank National
Association (U.S. Bank), with
quarterly reducing availability,
interest at prime rate plus 4.25%
and 3.0% respectively (8.25% and
7.5% at November 30, 2003 and 2002,
respectively); the loan is
collateralized by substantially all
of the Company's assets             $13,500,000      $14,400,000

Note payable to former shareholder
of P&C Media in monthly
installments of $20,300 without
interest due, March, 2003                                 81,200

Various notes payable with
collateral of vehicles, due 2004 to
2008                                    136,526

Note payable to former shareholder
of OB Walls, with monthly payments
of $5,284 including interest at 6%,
due November 2006; collateral of OB
Walls stock                             173,695          225,000

                                        2003            2002
                                        ----            ----

Note payable to Chicago Transit
Authority relating to settlement of
contract termination; monthly
payments of $116,080 through May
2007, plus and additional interest
factor beginning in June 2003, with
a balloon payment of $1,000,000 due
January, 2004; the entire
obligation has been discounted
using a 15% discount rate             5,160,222        5,848,417
                                   --------------- --------------
                                     18,970,443       20,554,617
Less current portion                  1,723,695        2,847,311
                                   --------------- --------------
                                    $17,246,748      $17,707,306
                                   =============== ==============

As of November 30, 2003 the Company had a $4,500,000 operating line of credit with U.S. Bank. The interest rate is at U.S. Bank's prime rate plus 3.75% (7.75% at November 30, 2003) with collateral of receivables, equipment, inventory and contract rights. The outstanding balance on this line of credit at November 30, 2003 and 2002 was $3,890,483 and $2,980,483 respectively.

On January 14, 2004 the Company entered into a new long-term financing agreement with CapitalSource Finance, LLC. The arrangement includes a $17.5 million term loan and a $6.0 million revolver to the parent company, both of which mature on November 30, 2008. The arrangement also includes a $2.5 million term loan to Obie Media Ltd., the Company's Canadian subsidiary which expires on January 31, 2009. Funds from the term loans were used to (1) pay off the existing term loan with U.S. Bank, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O.B. Walls, Inc. The new revolver was used to pay off the outstanding balance on the operating line of credit due to U.S. Bank.

The aggregate principal payments due on the above debt subsequent to November 30, 2003, are presented below based on the terms of our new financing with CapitalSource Finance LLC that closed on January 14, 2004:

                  Fiscal Year Ending
                    November 30,

          2004                      $1,723,695
          2005                       1,040,000
          2006                       2,040,000
          2007                       3,040,000
          2008                      11,100,000

7.       INCOME TAXES

The provision for income taxes for the years ended November 30, 2003, 2002 and 2001 was comprised of the following:

                                                    NOVEMBER 30,
                                                    ------------
                                           2003         2002           2001
                                           ----         ----           ----

Provision for income taxes (benefit)
     Current                             $307,739     $(161,455)     $(753,911)
     Deferred                             194,497        161,455    (1,261,373)

                                        ---------- -------------- --------------
       Total provision (benefit)         $502,236          -       $(2,015,284)
                                        ========== ============== ==============


The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                      NOVEMBER 30,
                                                      ------------
                                                 2003              2002
                                                 ----              ----
Current deferred tax assets:
   Deferred revenue                             $370,678           $351,603
   Allowance for doubtful accounts               217,378            636,526
   Accrued expenses and other                    116,099            106,803
   Net operating loss carryforward             3,505,614          2,198,146
   Valuation allowance                        (2,666,019)        (1,560,683)
                                           ------------------ ---------------

     Total current deferred tax assets        $1,543,750         $1,732,395
                                           ================== ===============

Non-current deferred tax liabilities:
   Property and equipment                     $1,586,631         $1,573,729
                                           ================== ===============


The valuation allowance is related to net operating loss carryforwards of $9,160,046 which expire in 2023. Income tax expense for the years ended November 30, 2003, 2002 and 2001 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income, as follows:

                                                      YEAR ENDED NOVEMBER 30,
                                                      -----------------------
                                                      2003      2002     2001
                                                      ----      ----     ----

Statutory federal tax rate                           (34.0%)   34.0%     34.0%
Changes in income taxes resulting from
   Foreign taxes                                      11.9
   State and local taxes, net of federal tax benefit              3.5     1.8
   Net operating loss valuation allowance             47.8     (32.5)    (8.9)
   Other differences, net                             (4.8)      (5.0)   (5.2)
                                                    --------- --------- -------
      Actual income tax rate                         20.9%        0.0%   21.7%
                                                    ========= ========= =======

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

                                                                    WEIGHTED
                                       SHARES         SHARES        AVERAGE
                                     AVAILABLE     SUBJECT TO       EXERCISE
                                     FOR GRANT        OPTION         PRICE

Balances, November 30, 2000           104,598         427,486        $9.15
   Additional shares provided         100,000
   Options granted                   (118,833)        118,833         7.08
   Options cancelled                   49,243         (49,243)        9.91
                                    ------------- --------------- -------------
Balances, November 30, 2001           135,008         497,076         8.59
   Options granted                   (172,289)        172,289         3.78
   Options cancelled                  162,534        (162,534)        8.62
                                    ------------- --------------- -------------
Balances, November 30, 2002           125,253         506,831         6.95
   Options granted                    (15,568)         15,568         2.47
   Options cancelled                  172,476        (172,476)        7.22
                                    ------------- --------------- -------------
Balances, November 30, 2003           282,161         349,923        $6.62
                                    ============= =============== =============

The following table summarizes information about stock options outstanding at November 30, 2003. Options on 349,923 shares were granted under the Company's stock option plan, and options on an additional 168,375 shares were other option grants.

---------------------- --------------------- -------------------- -------------------- -------------------- ---------------------
                                              WEIGHTED AVERAGE
                                                  REMAINING                             NUMBER EXERCISABLE
  RANGE OF EXERCISE     NUMBER OUTSTANDING       CONTRACTUAL       WEIGHTED AVERAGE      AT NOVEMBER 30,      WEIGHTED AVERAGE
       PRICES           NOVEMBER 30, 2003        LIFE-YEARS         EXERCISE PRICE            2003             EXERCISE PRICE
---------------------- --------------------- -------------------- -------------------- -------------------- ---------------------
        $1.99 - $3.31               122,870                13.55                $3.01                7,800                 $3.09
          3.31 - 4.64                 3,993                13.40                 3.55                  798                  3.55
          4.64 - 5.96                49,247                 7.96                 5.00               49,247                  5.00
          5.96 - 7.28               157,878                 5.63                 7.11              141,947                  7.18
          7.28 - 8.61                73,017                 9.76                 8.22               39,104                  8.29
          8.61 - 9.93                68,272                 8.31                 8.94               68,146                  8.94
         9.93 - 11.26                10,800                10.96                10.87                7,140                 10.85
        11.26 - 12.58                19,269                11.72                11.49               10,621                 11.49
        12.58 - 13.90                   115                 9.58                12.60                  115                 12.60
      $13.90 - $15.23                12,837                10.59                15.06               12,102                 15.07

                       --------------------- -------------------- -------------------- -------------------- ---------------------
                                    518,298                 9.19                $6.75              337,020                 $7.74
                       ===================== ==================== ==================== ==================== =====================

During 2003, the Company issued 5,025 shares of stock to a consultant and recorded $10,000 of compensation expense.

The Company entered into restricted stock agreements with five executives in November 2003 in exchange for certain of their stock options. The restricted stock agreements were approved by the Company's board of directors. Under the terms of the agreements, 71,508 shares of restricted stock were exchanged for 143,008 stock options. The restricted stock vests over five years. The fair value of the restricted stock on the date of grant amounted to $187,351, of which $37,471 was recorded as compensation expense in fiscal year 2003. There were no stock option grants to the executives during the six month period prior to the exchange. The restricted stock shares were issued in December 2003.

9.       COMMITMENTS, CONTINGENCIES AND CERTAIN RELATED-PARTY TRANSACTIONS

TRANSIT AGREEMENTS

Certain transit agreements require the Company to remit to the transit district the greater of a percentage of the related advertising revenues or a guaranteed minimum amount. At November 30, 2003 future guaranteed minimum payments under the transit agreements are as follows:

                               FISCAL YEAR ENDING
                                  NOVEMBER 30,
                                  ------------
                                      2004                $15,216,000
                                      2005                 12,982,000
                                      2006                  3,737,000
                                      2007                    628,000
                                      2008                    721,000


OPERATING LEASES

The Company rents office and production space from affiliates. Such rents totaled $343,668, $328,541 and $324,246 for the years ended November 30, 2003, 2002 and 2001, respectively.

The Company leases parcels of property beneath outdoor advertising structures. These leases are generally for a term of up to ten years, with two five-year renewal options at the Company's discretion. The Company also leases facilities for sales, service and installation for its operating offices. Total rent expense pursuant to these leases was $2,600,000, $2,700,000 and $2,100,000 for the years ended November 30, 2003, 2002 and 2001, respectively.


At November 30, 2003, future minimum lease payments for all operating leases described above are as follows:

                              FISCAL YEAR ENDING
                                 NOVEMBER 30,
                                 ------------
                                     2004                 $2,434,000
                                     2005                  1,874,000
                                     2006                  1,334,000
                                     2007                    695,000
                                     2008                    428,000
                                  Thereafter               1,011,000

OTHER COMMITMENTS

As of November 30, 2003 the Company had outstanding performance bonds of approximately $7.2 million and letters of credit of approximately $200,000 provided to certain transit agencies in support of guaranteed payments.

CONTINGENCIES

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, The Company is not currently aware of any legal proceedings or claims that will have a material adverse effect on the Company's financial position, or results of operations or cash flows.

10.      EMPLOYEE BENEFIT PLAN

Substantially all of the Company's employees who have met vesting requirements participate in a defined contribution benefit plan that provides for discretionary annual contributions by the Company. During the years ended November 30, 2003 and 2002 the Company has made no accrual for contributions to the Plan. For the year ended November 30, 2001, the Company accrued $100,000 as a contribution which was paid with 12,345 shares of the Company's common stock and the balance in cash.

11.      GEOGRAPHIC INFORMATION

For geographic information, net revenues from continuing operations are allocated between the United States of America and Canada, depending on whether the advertising contracts are to customers within the United States or located outside the United States. Long-lived assets outside the United States of America were immaterial for all periods presented.

                                 YEAR ENDED NOVEMBER 30,
                          2003            2002             2001
                          ----            ----             ----

     Canada            $10,856,882      $8,395,681      $5,904,701
     United States      32,260,458      35,887,491      36,987,699
                     --------------- --------------- ---------------
                       $43,117,340     $44,283,172     $42,892,400
                     =============== =============== ===============

12.           ACQUISITIONS

In November 2002, the Company acquired all of the minority shareholder's interest in its 50% owned joint venture, Obie Walls, LLC. Total consideration paid was $300,000 and consisted of $75,000 cash and a $225,000 note payable. The Company applied purchase accounting to record the acquisition of the minority shareholder's 50% interest. As a result, the Company recorded $267,126 of goodwill. The balance owing on the note payable was paid in full on January 15, 2004 from proceeds from the new financing arrangement described in Note 6.