Form 10-Q
period 2004-02-29
OBIE MEDIA CORP
filed 2004-04-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              February 29, 2004
                               --------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    ---------------------

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

 Yes  [ x ].   No  [   ].



Indicate by check mark whether the issuer is an accelerated filer as defined in amended SEC Rule 12-b2.

 Yes  [   ]    No  [ x ]



     As of April 1, 2004, 5,985,110 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                         PAGE
-------------------------------                                                                        ----
ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of February 29, 2004 and November 30, 2003            2

         Consolidated Condensed Statements of Operations for the three months
                   ended February 29, 2004 and 2003                                                     3

         Consolidated Condensed Statements of Cash Flows for the three months
                  ended February 29, 2004 and 2003                                                      4

         Notes to Consolidated Condensed Financial Statements                                           5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                     15

ITEM 4.  Controls and Procedures                                                                        15


PART II - OTHER INFORMATION
----------------------------

ITEM 4.  Submission of Matters to Vote of Security Holders                                              16

ITEM 6.  Exhibits and Reports on Form 8-K                                                               16

         Certifications                                                                                 17

                                                OBIE MEDIA CORPORATION
                                          Consolidated Condensed Balance Sheets

                                                       ASSETS

                                                                      February 29,
                                                                         2004                November 30,
                                                                     (Unaudited)                2003
                                                                  ------------------     -------------------
CURRENT ASSETS:
   Cash                                                                  $  712,938            $  1,943,169
   Accounts receivable, net                                               4,462,465               5,774,226
   Prepaids and other current assets                                      5,847,901               5,099,504
   Deferred income taxes                                                  1,541,745               1,543,750
                                                                  ------------------     -------------------
        Total current assets                                             12,565,049              14,360,649

   Property and equipment, net                                           14,572,955              14,886,619
   Goodwill, net                                                          5,448,552               5,448,552
   Other assets                                                           1,709,098                 749,936
                                                                  ------------------     -------------------
                                                                        $34,295,654           $  35,445,756
                                                                  ==================     ===================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $ 1,000,000            $  1,723,695
   Working capital revolver                                               4,151,793               3,890,483
   Accounts payable                                                         396,914                 307,901
   Accrued transit fees                                                     594,146               1,148,124
   Accrued expenses                                                         882,564               1,220,754
   Income taxes payable                                                           -                 214,540
   Unearned revenue                                                       1,221,506                 928,051
                                                                  ------------------     -------------------
        Total current liabilities                                         8,246,923               9,433,548

Deferred tax liability                                                    1,583,468               1,586,631
Long-term debt, net                                                      18,914,404              17,246,748
                                                                  ------------------     -------------------
        Total liabilities                                                28,744,795              28,266,927
                                                                  ------------------     -------------------

Shareholders' equity:
   Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issued or outstanding
   Common stock, without par value, 20,000,000 shares
    authorized, 5,985,110 and 5,913,602 shares issued
    and outstanding at February 29, 2004 and
    November 30, 2003 respectively                                       17,469,554              17,282,128
   Deferred stock based compensation                                      (117,763)                       -
   Other comprehensive income (loss)                                       (84,947)                (45,495)
   Accumulated deficit                                                 (11,715,985)            (10,057,804)
                                                                  ------------------     -------------------
    Total shareholders' equity                                            5,550,859               7,178,829
                                                                  ------------------     -------------------
                                                                       $ 34,295,654            $ 35,445,756
                                                                  ==================     ===================

See accompanying notes

                                         OBIE MEDIA CORPORATION
                             Consolidated Condensed Statement of Operations
                                              (Unaudited)

                                                                         Three Months Ended February
                                                                           2004               2003
                                                                    ----------------------------------
REVENUES:
  Transit advertising                                                  $ 8,018,497        $ 6,980,462
  Outdoor advertising                                                    1,960,026          1,674,329
                                                                    ----------------------------------
      Net revenue                                                        9,978,523          8,654,791

OPERATING EXPENSES:
  Production and installation                                            1,517,761          1,355,132
  Transit and outdoor occupancy                                          3,784,741          3,601,759
  Selling                                                                2,216,171          1,794,589
  General and administrative                                             2,110,938          1,832,142
  Depreciation and amortization                                            483,363            468,952
                                                                    ----------------------------------
             Total operating expenses                                   10,112,974          9,052,574

      Operating loss                                                     (134,451)          (397,783)

OTHER  EXPENSE:
  Interest expense                                                         548,574            543,998
  Loss on debt extinguishment                                                    -                  -
                                                                           961,411
LOSS FROM CONTINUING OPERATIONS                                     ----------------------------------
    BEFORE INCOME TAXES                                                (1,644,436)          (941,781)

INCOME TAX PROVISION (BENEFIT)                                                   -                  -


                                                                    ----------------------------------
LOSS FROM CONTINUING OPERATIONS                                        (1,644,436)          (941,781)

DISCONTINUED OPERATIONS, NET OF INCOME                                    (13,745)          (100,831)
TAXES
                                                                    ----------------------------------
          NET LOSS                                                   $ (1,658,181)      $ (1,042,612)
                                                                    ==================================

Earnings (loss) per share:
    Basic and diluted, from continuing operations                       $   (0.28)        $    (0.16)
    Basic and diluted, from discontinued operations                     $   (0.00)        $    (0.02)
    Basic and diluted, on net loss                                      $   (0.28)        $    (0.18)

See accompanying notes

                                         OBIE MEDIA CORPORATION
                             Consolidated Condensed Statement of Cash Flows
                                              (Unaudited)

                                                                         Three Months Ended February,
                                                                            2004              2003
                                                                     ------------------------------------
Cash Flows From Operating Activities:
   Net loss                                                                $ (1,658,181)   $ (1,042,612)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                              483,363         416,069
      Loss on debt extinguishment                                                961,411               -
      Compensation expense from restricted stock                                  32,117               -
      Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                                               1,311,761       1,470,894
             Prepaid and other current assets                                  (778,474)       (477,072)
             Deferred income taxes                                                 2,005           4,861
         Increase (decrease) in:
             Accounts payable                                                     89,013         125,833
             Other liabilities                                                 (778,865)       (465,377)
                                                                     ------------------------------------
        Net cash (used in) operating activities                                (335,850)          32,596
                                                                     ------------------------------------

Cash Flows From Investing Activities:
    Capital expenditures                                                       (108,951)       (160,055)
                                                                     ------------------------------------
        Net cash (used in) investing activities                                (108,951)       (160,055)
                                                                     ------------------------------------


Cash Flows From Financing Activities:
   Net borrowings on line of credit                                              261,310               -
   Borrowings of long-term debt                                               20,038,614               -
   Payments on long-term debt                                               (19,804,470)       (807,296)
   Loan fees incurred with financing                                         (1,241,432)
                                                                     ------------------------------------
        Net cash (used in) financing activities                                (745,978)       (807,296)
                                                                     ------------------------------------

Effect of exchange rate changes on cash                                         (39,452)        (29,824)

Net (decrease) in cash                                                       (1,230,231)       (964,579)
Cash, beginning of period                                                      1,943,169       1,815,886
                                                                     ------------------------------------
Cash, end of period                                                            $ 712,938       $ 851,307
                                                                     ====================================

See accompanying notes

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim financial statements have been prepared by Obie Media Corporation ("Obie", "Obie Media" or the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of February 29, 2004 and 2003, and the results of operations and cash flows of the Company for the three months ended February 29, 2004 and 2003, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 2003 Form 10-K. This quarterly report should be read in conjunction with such annual report.

2.          STOCK OPTIONS

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 123 AND NO. 148

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

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, (SFAS No. 123) "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28 ("APB 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to APB 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 during our quarter ended May 31, 2003.

         As required by SFAS 123, the Company computed the value of options granted during the three months ended February 28, 2003 using the Black-Scholes option pricing model for pro forma disclosure purposes. There were no options granted during the three months ended February 29, 2004. The weighted average assumptions used for stock option grants for the three months ended

February 28, 2003 were risk-free interest rate of 4.9% , expected dividend yields of 0%, expected lives of 6.0 years and expected volatility of 81.48%.

         Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. For the three months ended February 28, 2003 the total value of the options granted was approximately $5,000 which would be amortized on a straight-line basis over the vesting periods of the options.

         Had Obie accounted for these plans in accordance with SFAS 123, the Company`s net loss and pro forma net loss per share would have been reported as follows:

                           Three Months Ended February 29 and 28
                          (In thousands, except per share amounts)

                                                                               2004               2003
                                                                               ----               ----

  Net loss as reported                                                            $(1,658)          $(1,043)


  Deduct total stock-based compensation expense determined under fair
  value based method for all awards, net of related tax effects                       (41)              (61)

                                                                         ------------------ -----------------
  Pro-forma net loss                                                              $(1,699)          $(1,104)
                                                                         ================== =================

  NET LOSS PER SHARE
  Basic and diluted:
  As reported                                                                       $(.28)           $(0.18)
  Pro forma                                                                         $(.29)           $(0.19)

         The effects of applying SFAS No. 123 for providing pro forma disclosure for the three months ended February 29, 2004 and February 28, 2003 are not likely to be representative of the effects on reported net (loss) and net (loss) per share for future years since options vest over several years and additional awards are made each year.

         The Company entered into restricted stock agreements with five executives in November 2003 in exchange for certain of their stock options. The restricted stock agreements were approved by the Company's board of directors. Under the terms of the agreements, 71,508 shares of restricted stock were exchanged for 143,008 stock options. The restricted stock vests over three and one-half years. The fair value of the restricted stock on the date of grant amounted to $187,351, of which $32,117 was recorded as compensation expense during the three months ended February 2004. Unamortized compensation expense at February 29, 2004 totaled $117,763 and has been recorded as Deferred Stock Based Compensation in the balance sheet. The restricted stock shares were issued in December 2003.

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

         The agreed upon fee for the 2001 contract year has been settled at $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. As of May 31, 2002, approximately $7.5 million had been paid to the CTA, and an additional $1.5 million was paid on June 1, 2002. The balance was to be payable in substantially equal monthly payments of $116,080 beginning June 1, 2002 and ending May 1, 2007, with an additional $1.0 million balloon payment due January 1, 2004. The monthly payments were to be without interest through May 2003, and included a 5% interest charge thereafter. This obligation was paid in full in January 2004 from funds provided by new financing arrangements described in Note 4 below.

4.       DEBT AGREEMENTS

         On January 14, 2004 the Company entered into a new long-term financing agreement with CapitalSource Finance, LLC. The arrangement includes a $17.5 million term loan and a $6.0 million revolver to the parent company, both of which mature on November 30, 2008. The arrangement also includes a $2.5 million term loan to Obie Media Ltd., the Company's Canadian subsidiary which expires on January 31, 2009. Funds from the term loans were used to (1) pay off the existing term loan with U.S. Bank, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O.B. Walls, Inc. The new revolver was used to pay off the outstanding balance on the operating line of credit due to U.S. Bank. The interest charged on the loans is the greater of prime plus a margin that is dependant upon Obie's leverage ratio, or 9.5% on the term loans or 8.5% on the revolver. The margin in effect at the time the financing closed was 5.5% on the term loans and 4.5% on the revolver. The first date that this margin may be adjusted is the quarter ending February 29, 2004. The rate was not adjusted at February 29, 2004 and remained consistent with the existing rate. This transaction resulted in a write off of the discount on the obligation with the Chicago Transit Authority in the amount of $709,817 and write off of prepaid loan costs in the amount of $251,594. These amounts have been shown as loss on debt extinguishment in the Consolidated Statement of Operations.

         The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The first measurement date was as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the company. The Company was in compliance with all covenants at February 29, 2004.

         The Company has an arrangement with Travelers Casualty & Surety Company of America ("Travelers"), to provide bonds required by the Company. The Company and Travelers have entered into a security agreement whereby Travelers maintains a second secured position on certain of the Company's assets, subordinate to the security arrangements with CapitalSource Finance LLC or any other replacement primary lender.

5.       ACCOUNTING FOR GOODWILL

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of November 30, 2002. We will complete our annual impairment analysis during the quarter ending May 31, 2004. Goodwill at February 29, 2004 and November 30, 2003 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

6.       INCOME TAXES

         The Company has net operating loss carryforwards of approximately $9.2 million. A valuation allowance has been provided for the tax benefit of the operating loss carryforward and other deferred tax items. This results in no income tax provision for the quarters ended February 2004 and 2003.

7.       EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                       Three Months Ended
                       February 29 and 28,
                                                 2004               2003
                                                 ----               ----

     Basic Shares (weighted average)          5,927,904          5,908,577
     Dilutive effect of stock options
                                                      -                  -

                                           ----------------- -------------------
     Diluted shares (weighted average)        5,927,904          5,908,577
                                           ================= ===================

         At February 29, 2004 and February 28, 2003 the Company had options outstanding covering 509,670 and 670,181 shares respectively of the Company's common stock that were not considered in the dilutive EPS since they would have been antidilutive for the three months ended February 2004 and 2003.

8.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net loss for the three month periods ended February 2004 and 2003.

9.       DISCONTINUED OPERATIONS

         Effective during its fiscal year ended November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).

         Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with transit agreements that were economically not viable, and where the Company plans to or has already either exited the market or intends not to be a competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 144. The assets associated with the discontinued markets are, in the aggregate, not material. The U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport. The Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. The Chicago (see
Note 3 above), Pickering, Whitby, Cambridge and St. Catharines contracts were terminated during fiscal year 2002; the contract in San Antonio was terminated in December 2002. The Company did not aggressively participate in new contract awards in Cincinnati, Kitsap, Santa Cruz or Bridgeport, which contracts expired either during fiscal 2002 or early in fiscal 2003. The results of operations for these transit districts for 2003 have been reclassified to Discontinued Operations for comparability purposes.

         Net revenues and the components of the net loss related to the discontinued operations were as follows:

                                                                      Three months ended February 29 and 28,
                                                                            2004                   2003
                                                                            ----                   ----

      Net revenues                                                         $6,468                $245,056

      Production and installation expenses                                 (4,714)                (35,689)
      Occupancy expense                                                    (1,969)               (121,879)
      Sales expense                                                        (2,847)                (43,954)
      General and administrative expense                                  (10,683)               (144,365)

                                                                    ---------------------- ---------------------
      (Loss) from discontinued operations before income taxes                (13,745)            (100,831)
      Income tax expense
                                                                    ---------------------- ---------------------
      Net (loss) from discontinued operations                              $(13,745)            $(100,831)
                                                                    ====================== =====================

10.              NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the requirements of FIN 45. The adoption of FIN 45 did not have a material effect on the Company s financial position or results of operations.

11.      RECLASSIFICATIONS

         Certain amounts previously reported in the Company's financial statements as of February 28, 2003 have been reclassified to conform to the current fiscal year presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

12.  CONTINGENCIES

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

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of November 30, 2002. We conducted an impairment analysis as of November 30, 2003 and found no instances of impairment. Goodwill at February 29, 2004 and November 30, 2003 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

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

RECENT DEVELOPMENTS

         On January 14, 2004 Obie entered into a new long-term financing arrangement with CapitalSource Finance LLC. The arrangement includes a $17.5 million term loan and a $6.0 million revolver with Obie Media Corporation, both of which mature on November 30, 2008. The arrangement also includes a $2.5 million term loan to Obie Media Ltd., our wholly owned Canadian subsidiary, which matures on January 31, 2009. The interest charged on the loans is the greater of prime plus a margin that is dependant upon Obie's leverage ratio, or 9.5% on the term loans or 8.5% on the revolver as of February 29, 2004. The margin in effect at the time the financing closed was 5.5% on the term loans and 4.5% on the revolver. The first date that this margin may be adjusted was the quarter ending February 29, 2004. The rates were not adjusted at that time.

         Funds from the term loan were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. in fiscal 2002. Funds from the new revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $1.8 million as of February 29, 2004. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolver balance is due in full at maturity.

         The loan agreement with CapitalSource Finance, LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The Company was in compliance with all covenants as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the company.


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. Net revenues for the three months ended February 29, 2004 increased $1.3 million, or 15.3%, to $10.0 million in 2004 from $8.7 million for the same period in fiscal 2003. Transit net revenues increased $1.0 million, or 14.9%, to $8.0 million for the three month period in fiscal 2004, from $7.0 million for the same period of fiscal 2003. The increase reflects our continuing success in selling annual incentive contracts to our customers. Outdoor net revenues increased $286,000, or 17.1% to $2.0 million for the three months ended February 2004 compared to $1.7 million for the same period of fiscal 2003. This increase was due primarily to higher occupancy rates of the billboard plant.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $163,000, or 12.0%, to $1.5 million in fiscal 2004 from $1.4 million in fiscal 2003.

The Company's production and installation activities are primarily related to the transit advertising part of our business, and decreased, as a percentage of net revenues, to 18.9% of net transit sales in the three month period in 2004, when compared to 19.4% in the same period of 2003 due to volume efficiencies.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased approximately $183,000, or 5.1%, to $3.8 million in the fiscal quarter ended in 2004 compared to $3.6 million in the first quarter of fiscal 2003. The increase was related primarily to contracted increases in transit agency fees. These expenses, as a percentage of net revenues, decreased to 37.9% in the first quarter of fiscal 2004 as compared to 41.6% of net revenues in the same period of fiscal 2003, the result of continued cost containment efforts in this area.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $422,000, or 23.5%, to $2.2 million for the three month period in fiscal 2004, from $1.8 million in the same period in fiscal 2003. The increase is related primarily to the cost of sales incentive programs designed to promote the sale of annual incentive contracts to our customers.

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

General and administrative expenses increased $279,000, or 15.2% to $2.1 million for the three months ended February 2004 as compared to $1.8 million in the same period of fiscal 2003. The increase was related primarily to additional costs in the corporate marketing department in support of the annual incentive contract sales mentioned above.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $14,000, or 3.1 %, to $483,000 in fiscal 2004 as compared to $469,000 for the same period in fiscal 2003. The increase was due to increased depreciation expense relative to properties acquired during fiscal 2003.

OPERATING INCOME. Due to the events and factors discussed above we generated an operating loss of $134,000 in the three month period ending February 29, 2004 compared to an operating loss of $398,000 in the same period of fiscal 2003.

INTEREST EXPENSE. Interest expense increased $5,000, or .8%, to $549,000 for the three month period in fiscal 2004 from $544,000 for the comparable period of fiscal 2003. The increase was due primarily to increased interest rates on the Company's new financing arrangements with CapitalSource Finance, LLC.

LOSS ON DEBT EXTINGUISHMENT. The Company experienced a loss on debt extinguishment resulting from the pay-off of its old debt in the first quarter of fiscal 2004 with the proceeds from its new financing arrangements with CapitalSource Finance, LLC. The loss is comprised of charges of approximately $709,000 relating to the write-off of unamortized discount on the Chicago Transit Authority settlement payoff, and approximately $252,000 relating to unamortized prepaid loan costs on the previous debt arrangements.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated a loss from continuing operations of $1.6 million in the first three month period in fiscal 2004, as compared to loss of $942,000 for the same period in fiscal 2003.

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

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the first three month period of both fiscal 2004 and 2003 include the operations of San Antonio, Texas; Cincinnati; Kitsap, Washington; Santa Cruz, California; Bridgeport, Connecticut; and the Ontario, Canada markets described more fully in the footnotes of the condensed consolidated financial statements.

NET LOSS

Due to the items and factors discussed above, Obie realized a net loss of $1.7 million during the three months ending February 29, 2004, compared to a net loss of $1.0 million in the same period of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

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

         The interest charged on the loans is the greater of prime plus a margin that is dependant upon Obie's leverage ratio, or 9.5% on the term loans and 8.5% on the revolver. The margin in effect at the time the financing closed was 5.5% on the term loans and 4.5% on the revolver. The first date that this margin may be adjusted was the quarter ending February 29, 2004. The rates were not adjusted at that time.

         Funds from the term loans were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. Funds from use of the revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $1.8 million as of February 29, 2004.

         This new financing arrangement with CapitalSource Finance, LLC allowed us to consolidate debt obligations, provide additional revolver availability, and restructure principal payment obligations to better fit the growth and cash flow needs of the Company. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolver balance is due in full at maturity.

         The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The Company was in compliance with all covenants as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company.

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at February 29, 2004 was $4.3 million as compared to $4.9 million at November 30, 2003. The decrease was due primarily to funding the loan fees related to the new financing arrangements.

         Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At February 29, 2004, Obie had outstanding borrowings of $24.1 million, of which $23.9 million was pursuant to credit agreements with CapitalSource Finance LLC, and $200,000 in other notes. The Company's indebtedness is collateralized by substantially all of its assets. At February 29, 2004, available borrowing capacity under the line of credit was approximately $1.8 million.

         Net cash used in investing activities was $109,000 and $160,000 during the three month periods ended February 2004 and 2003, respectively. The amounts spent used in both years where for equipment purchases, primarily automobiles and computing equipment.

         Net cash used in financing activities was $746,000 for the three month period ended February 29, 2004, as compared to $807,000 in the same period of fiscal 2003. The difference between the two periods is related to the effects of the new financing arrangements that were consumated in the first quarter of fiscal 2004.

         We expect to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under lender credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2004. Future acquisitions by Obie, if any, may require additional debt or equity financing.

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

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the three months ended February 29, 2004.


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


                             Obie Media Corporation



 Date April 14, 2004         By: /s/ GARY F. LIVESAY *
                                     Gary F. Livesay
                                     Vice President - Chief Financial Officer

                             * Signing on behalf of the registrant as principal
                               financial and accounting officer