Form 10-Q
period 2004-05-31
OBIE MEDIA CORP
filed 2004-07-14
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2004
                              ----------------------------
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

    FOR THE TRANSITION PERIOD FROM ___________________TO_____________________

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

 Yes  [ v ].   No  [   ].



Indicate by check mark whether the issuer is an accelerated filer as defined in amended SEC Rule 12-b2.

Yes   [   ]     No [v ]



     As of July 1, 2004, 5,985,110 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I- FINANCIAL INFORMATION                                                                    PAGE
-----------------------------                                                                    ----

ITEM 1.  Financial Statements

          Consolidated Condensed Balance Sheets as of May 31, 2004 and November 30, 2003            2

          Consolidated Condensed Statements of Operations for the three month and six month
                   periods ended May 31, 2004 and 2003                                              3

          Consolidated Condensed Statements of Cash Flows for the three month and six month
                  periods ended May 31, 2004 and 2003                                               4

         Notes to Consolidated Condensed Financial Statements                                       5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                20

ITEM 4.   Controls and Procedures                                                                  20


PART II - OTHER INFORMATION
---------------------------

ITEM 4.  Submission of Matters to Vote of Security Holders                                         21

ITEM  6. Exhibits and Reports on Form 8-K                                                          21

         Certifications                                                                            22


                             OBIE MEDIA CORPORATION
                      Consolidated Condensed Balance Sheets

                                                ASSETS

                                                              May 31,
                                                               2004       November 30,
                                                           (Unaudited)       2003
                                                          ------------  ------------
CURRENT ASSETS:
   Cash                                                     $  447,059  $ 1,943,169
   Accounts receivable, net                                  5,194,777    5,774,226
   Prepaids and other current assets                         6,410,081    5,099,504
   Deferred income taxes                                     1,540,315    1,543,750
                                                          ------------  ------------
        Total current assets                                13,592,232   14,360,649

   Property and equipment, net                              14,341,446   14,886,619
   Goodwill, net                                             5,448,552    5,448,552
   Other assets                                              1,658,828      749,936
                                                          ------------  ------------
                                                           $35,041,058  $35,445,756
                                                          ============  ============


          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                       $ 1,000,000  $ 1,723,695
   Working capital revolver                                  5,082,876    3,890,483
   Accounts payable                                            219,665      307,901
   Accrued transit fees                                        710,361    1,148,124
   Accrued expenses                                          1,239,774    1,220,754
   Income taxes payable                                              -      214,540
   Unearned revenue                                            982,013      928,051
                                                          ------------  ------------
        Total current liabilities                            9,234,689    9,433,548

Deferred tax liability                                       1,581,212    1,586,631
Long-term debt, net                                         18,643,718   17,246,748
                                                          ------------  ------------
        Total liabilities                                   29,459,619   28,266,927
                                                          ------------  ------------

Shareholders' equity:
   Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issued or outstanding
   Common stock, without par value, 20,000,000 shares
   authorized, 5,985,110 and 5,913,602 shares issued
   and outstanding at May 31, 2004 and
   November 30, 2003 respectively                           17,469,554   17,282,128
   Deferred stock based compensation                          (103,041)           -
   Other comprehensive loss                                    (74,286)     (45,495)
   Accumulated deficit                                     (11,710,788) (10,057,804)
                                                          ------------  -----------
    Total shareholders' equity                               5,581,439    7,178,829
                                                          ------------  -----------
                                                           $35,041,058  $35,445,756
                                                          ============  ===========
See accompanying notes

                             OBIE MEDIA CORPORATION
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                     Three Months Ended May      Six Months Ended May
                                                         2004        2003         2004         2003
                                                     ----------- -----------  ------------ ------------

REVENUES:
  Transit advertising                                $ 9,795,336 $ 9,053,680   $17,813,833   16,076,911
  Outdoor advertising                                  2,092,556   1,581,634     4,052,582    3,255,963
                                                     ----------- -----------  ------------ ------------
      Net revenue                                     11,887,892  10,635,314    21,866,415   19,332,874

OPERATING EXPENSES:
  Production and installation                          1,695,157   1,559,641     3,212,918    2,921,725
  Transit and outdoor occupancy                        4,679,686   4,546,695     8,464,427    8,170,787
  Selling                                              2,161,704   2,029,521     4,377,875    3,825,040
  General and administrative                           2,198,555   1,686,656     4,309,493    3,519,596
  Depreciation and amortization                          475,572     449,992       958,935      918,944
                                                     ----------- -----------  ------------ ------------
             Total operating expenses                 11,210,674  10,272,505    21,323,648   19,356,092

      Operating income (loss)                            677,218     362,809       542,767     (23,218)

OTHER  EXPENSE:
  Interest expense                                       608,588     583,760     1,157,162    1,127,758
  Loss on debt extinguishment                                  -           -       961,411            -
                                                     ----------- -----------  ------------ ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                   68,630   (220,951)   (1,575,806)  (1,150,976)

INCOME TAX PROVISION                                      46,415     134,531        46,415      134,531


                                                     ----------- -----------  ------------ ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  22,215   (355,482)   (1,622,221)  (1,285,507)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES            (17,018)   (105,914)      (30,763)    (218,501)

                                                     ----------- -----------  ------------ ------------
                                                         $ 5,197 $ (461,396)  $(1,652,984) $(1,504,008)
                                                     =========== ===========  ============ ============


Earnings (loss) per share:
    Basic and diluted, from continuing operations       $  0.00  $    (0.06)   $    (0.27)   $   (0.21)
    Basic and diluted, from discontinued operations        0.00       (0.02)        (0.01)       (0.04)
    Basic and diluted, on net loss                      $  0.00  $    (0.08)   $    (0.28)   $   (0.25)

See accompanying notes

                             OBIE MEDIA CORPORATION
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                     Six Months Ended May 31,
                                                                        -
                                                       2004          2003
                                                   ------------  ------------

Cash Flows From Operating Activities:
   Net loss                                        $(1,652,984)  $(1,504,008)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                    958,935       843,885
      Loss on debt extinguishment                      961,411             -
      Compensation expense from restricted stock        46,837             -
      Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                       579,449     1,810,466
             Prepaid and other assets               (1,208,097)     (906,574)
             Deferred income taxes                       3,435
         Increase (decrease) in:
             Accounts payable                          (88,236)       24,021
             Other liabilities                        (705,285)     (420,938)
                                                   ------------  ------------
        Net cash used in operating activities       (1,104,535)
                                                                    (153,148)
                                                   ------------  ------------

Cash Flows From Investing Activities:
    Capital expenditures                              (277,203)     (350,709)
                                                   ------------  ------------
        Net cash used in investing activities         (277,203)     (350,709)
                                                   ------------  ------------



Cash Flows From Financing Activities:
   Net borrowings on line of credit                  1,192,393       400,000
   Borrowings of long-term debt                     20,038,614             -
   Payments on long-term debt                      (20,075,156)
                                                                  (1,178,225)
   Loan fees incurred with financing                (1,241,432)
                                                   ------------  ------------
        Net cash used in financing activities          (85,581)     (778,225)
                                                   ------------  ------------

Effect of exchange rate changes on cash                (28,791)      (65,622)

Net decrease in cash                                (1,496,110)   (1,347,704)

Cash, beginning of period                            1,943,169     1,815,886
                                                   ------------  ------------
Cash, end of period                                  $ 447,059     $ 468,182
                                                   ============  ============

See accompanying notes

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim financial statements have been prepared by Obie Media Corporation ("Obie", "Obie Media" or the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2004 and 2003, and the results of operations and cash flows of the Company for the three and six months ended May 31, 2004 and 2003, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.          STOCK OPTIONS


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 123 AND NO. 148
..

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees -" , (APB 25), and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123).


         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No.148 amends APB Opinion No. 28 ("APB 28"), "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions is effective for fiscal years ending after December 15, 2002. The amendment to APB 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 during our quarter ended May 31, 2003.


         As required by SFAS No. 123, the Company computed the value of options granted during the three and six month periods months ended May 31, 2004 and 2003 using the Black-Scholes option pricing model for pro forma disclosure purposes. The weighted average assumptions used for stock option grants for the three and six month periods ended May 31, 2004 and 2003 were a risk-free interest rate of 3.46% and 4.9%, respectively, expected dividend yields of 0%, expected lives of 6.0 years and expected volatility of 78.72% and 81.48%, respectively.

         Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. For the three and six month periods ended May 31, 2004 and 2003, the total value of the options granted was approximately $132,600 and $7,500, respectively, which would be amortized on a straight-line basis over the vesting periods of the options.

         Had Obie accounted for these plans in accordance with SFAS No. 123, the Company`s net loss and pro forma net loss per share would have been reported as follows:

                           THREE MONTHS ENDED MAY 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               2004      2003
                                                                               ----      ----
      Net income (loss) as reported                                               $5    $(461)


      Deduct total stock-based compensation expense determined under
      fair value based method for all awards, net of related tax effects         (40)     (80)

                                                                             -------- --------
      Pro-forma net loss                                                        $(35)   $(541)
                                                                             ======== ========

      Net loss per Share
      Basic:
      As reported                                                             $ 0.00   $(0.08)
      Pro forma                                                               $(0.01)  $(0.09)
      Fully diluted:
      As reported                                                             $(0.00)  $(0.08)
      Pro forma                                                               $(0.01)  $(0.09)

                            SIX MONTHS ENDED MAY 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                               2004      2003
                                                                               ----      ----

      Net loss as reported                                                   $(1,653) $(1,504)


      Deduct total stock-based compensation expense determined under
      fair value based method for all awards, net of related tax effects         (80)    (160)

                                                                             -------- --------
      Pro-forma net income loss                                              $(1,733) $(1,664)
                                                                             ======== ========

      Net loss per Share

      Basic:
      As reported                                                             $(0.28)  $(0.25)
      Pro forma                                                               $(0.29)  $(0.28)
      Fully diluted:
      As reported                                                             $(0.28)  $(0.25)
      Pro forma                                                               $(0.29)  $(0.28)

         The effects of applying SFAS No. 123 for providing pro forma disclosure for the three and six month periods ended May 31, 2004 and 2003 are not likely to be representative of the effects on reported net income (loss) and net income
(loss) per share for future years since options vest over several years and additional awards are made each year.

         The Company entered into restricted stock agreements with five executives in November 2003 in exchange for certain of their stock options. The restricted stock agreements were approved by the Company's board of directors. Under the terms of the agreements,

71,508 shares of restricted stock were exchanged for 143,008 stock options. The restricted stock vests over three and one-half years. The fair value of the restricted stock on the date of grant amounted to $187,351, of which $46,837 was recorded as compensation expense during the six months ended May 31, 2004. Unamortized compensation expense at May 31, 2004 totaled $103,041 and has been recorded as Deferred Stock Based Compensation in the balance sheet. The restricted stock shares were issued in December 2003.


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


4.       DEBT AGREEMENTS


         On January 14, 2004 the Company entered into a new long-term financing agreement with CapitalSource Finance, LLC. The arrangement includes a $17.5 million term loan and a $6.0 million revolver to the parent company, both of which mature on November 30, 2008. The arrangement also includes a $2.5 million term loan to Obie Media Ltd., the Company's Canadian subsidiary which expires on January 31, 2009. Funds from the term loans were used to (1) pay off the existing term loan with U.S. Bank, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O.B. Walls, Inc. The new revolver was used to pay off the outstanding balance on the operating line of credit due to U.S. Bank. The interest charged is prime plus 4.5% on the revolver and prime plus 5.5% on the term loans. These margins may be reduced by up to 1.0% depending on the Company's leverage ratio. The effective rates on the revolver and term loans at May 31, 2004 were 8.5% and 9.5%, respectively. The first date the margins may be adjusted is the quarter ending November 30, 2004. This transaction resulted in a write off of the discount on the obligation with the Chicago Transit Authority in the amount of $709,817, and write off of prepaid loan costs in the amount of $251,594. These amounts have been shown as loss on debt extinguishment in the Consolidated Statement of Operations.

         The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The first measurement date was as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company. The Company was in compliance with all covenants at May 31, 2004.

         The Company has an arrangement with Travelers Casualty & Surety Company of America ("Travelers"), to provide bonds required by the Company. The Company and Travelers have entered into a security agreement whereby Travelers maintains a second position security interest in certain of the Company's assets, subordinate to the security arrangements with CapitalSource Finance LLC or any other replacement primary lender.


5.       ACCOUNTING FOR GOODWILL

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS No. 142), goodwill amortization was discontinued as of November 30, 2002. We continued our impairment analysis during the quarter ending May 31, 2004 and have found no instances of impairment. Goodwill at May 31, 2004 and November 30, 2003 amounted to $5,448,552, net of accumulated amortization of $2,181,571.


6.       INCOME TAXES

         The provision for (benefit from) income taxes for the six months ended May 31, 2004 and 2003 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as follows:

                                                       Six Months ended May 31,
                                                        -------      -------
                                                          2004         2003
                                                        -------      -------

Statutory federal income tax rate                       (34.0%)      (34.0%)
Increase in income taxes resulting from:
     State and local taxes, net of federal benefit       (3.6%)       (3.6%)
     Net operating loss valuation allowance              37.6%        37.6%
     Foreign income taxes                                 2.9%        11.7%

                                                        -------      -------
                                                          2.9%        11.7%
                                                        =======      =======


7.       EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                                        Three Months Ended
                                                             May 31,
                                                      2004              2003
                                                      ----              ----

             Basic Shares (weighted average)       5,985,110         5,908,577
             Dilutive effect of stock options        18,148                  -

                                                   ---------         ---------
             Diluted shares (weighted average)     6,003,258         5,908,577
                                                   =========         =========








                                                         Six Months Ended
                                                             May 31,
                                                      2004              2003
                                                      ----              ----

             Basic Shares (weighted average)       5,985,110         5,908,577
             Dilutive effect of stock options              -                 -

                                                   ---------         ---------
             Diluted shares (weighted average)     5,985,110         5,908,577
                                                   =========         =========

         At May 31, 2004 and 2003 the Company had options outstanding covering 531,328 and 670,181 shares, respectively, of the Company's common stock.


8.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income (loss) for the six month periods ended May 2004 and 2003.


9.       DISCONTINUED OPERATIONS

         Effective during its fiscal year ended November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).

Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with transit agreements that were economically not viable, and where the Company plans to or has already either exited the market or intends not to be a competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 144. The assets associated with the discontinued markets are, in the aggregate, not material. For fiscal 2004, the transit districts included in Discontinued Operations are San Antonio, Pittsburgh and Bridgeport. For fiscal 2003 the U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport, and the Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. The Chicago (see Note 3 above), Pickering, Whitby, Cambridge and St. Catharines contracts were terminated during fiscal year 2002; the contract in San Antonio was terminated in December 2002. The Company did not aggressively participate in new contract awards in Cincinnati, Kitsap, Santa Cruz or Bridgeport, which contracts expired either during fiscal 2002 or early in fiscal 2003. The results of operations for these transit districts for 2003 have been reclassified to Discontinued Operations for comparability purposes.


         Net revenues and the components of the net loss related to the discontinued operations were as follows:

                                                           Three months ended May 31,
                                                                2004       2003
                                                                ----       ----

      Net revenues                                           $      -      $2,764

      Production and installation expenses                       (929)   (143,433)
      Occupancy expense                                        (1,968)    (17,822)
      Sales expense                                                55      (8,700)
      General and administrative expense                      (14,176)    (68,723)
                                                             ---------  ----------


      Loss from discontinued operations before income taxes   (17,018)   (105,914)
      Income tax expense                                            -           -
                                                             ---------  ----------
      Net loss from discontinued operations                  $(17,018)  $(105,914)
                                                             =========  ==========


                                                             Six months ended May 31,
                                                                2004       2003
                                                                ----       ----

      Net revenues                                               $ -      $247,820

      Production and installation expenses                     (5,643)    (49,122)
      Occupancy expense                                        (3,937)   (139,701)
      Sales expense                                            (2,792)    (52,654)
      General and administrative expense                      (18,391)   (224,844)

                                                             ---------  ----------
      Loss from discontinued operations before income taxes   (30,763)   (218,501)
      Income tax expense
                                                             ---------  ----------
      Net loss from discontinued operations                  $(30,763)  $(218,501)
                                                             =========  ==========

10.       NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the requirements of FIN 45. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.


11.      RECLASSIFICATIONS

         Certain amounts previously reported in the Company's financial statements as of May 31, 2003 have been reclassified to conform to the current fiscal year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.




12.  CONTINGENCIES

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is currently involved in claims and legal proceedings in which monetary damages and other relief are sought. The Company is vigorously contesting these claims; however, resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted. In the opinion of the Company's management, the ultimate resolution of these claims and proceedings will not be likely to have an adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         Also, the Company is party to a suit in the District Court of Bexar County, Texas brought by VIA Metropolitan Transit (VIA), the transit authority for San Antonio, Texas. The suit alleges breach of contract, fraud and theft relative to a contract for transit advertising services between the Company and VIA. Damages have been claimed to be in excess of $600,000. The Company believes these claims are without merit and is vigorously contesting them; however, resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted.

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

DISCONTINUED OPERATIONS

              Effective during its fiscal year ending November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS No. 146).

              Pursuant to these pronouncements, the Company has classified as " Discontinued Operations" the results of operations and any exit costs associated with transit district contracts that were exited. As a result the Company has no further involvement with these markets. For fiscal 2004, the transit districts included in Discontinued Operations are San Antonio, Pittsburgh and Bridgeport. For fiscal 2003 the U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport, and the Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines.

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

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, (SFAS No. 142), goodwill amortization was discontinued as of November 30, 2002. We conducted an impairment analysis as of November 30, 2003 and found no instances of impairment. Goodwill at May 31, 2004 and November 30, 2003 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

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

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is currently involved in claims and legal proceedings in which monetary damages and other relief are sought. The Company is vigorously contesting these claims; however, resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted. In the opinion of the Company's management, the ultimate resolution of these claims and proceedings will not be likely to have an adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         Also, the Company is party to a suit in the District Court of Bexar County, Texas brought by VIA Metropolitan Transit (VIA), the transit authority for San Antonio, Texas. The suit alleges breach of contract, fraud and theft relative to a contract for transit advertising services between the Company and VIA. Damages have been claimed to be in excess of $600,000. The Company believes these claims are without merit and is vigorously contesting them; however, resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted.


RECENT DEVELOPMENTS

         On January 14, 2004 Obie entered into a new long-term financing arrangement with CapitalSource Finance LLC. The arrangement includes a $17.5 million term loan and a $6.0 million revolver with Obie Media Corporation, both of which mature on November 30, 2008. The arrangement also includes a $2.5 million term loan to Obie Media Ltd., our wholly owned Canadian subsidiary, which matures on January 31, 2009. The interest rates are prime plus 4.5% on the revolver and prime plus 5.5% on the term loans, respectively. These margins may be reduced by up to 1.0% depending on the Company's leverage ratio. The effective rates on the revolver and term loans at May 31, 2004 were 8.5% and 9.5%, respectively. The first date the margins may be adjusted is the quarter ending November 30, 2004.


         Funds from the term loan were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. in fiscal 2002. Funds from the new revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $917,000 as of May 31, 2004. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolver balance is due in full at maturity.


         The loan agreement with CapitalSource Finance, LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The Company was in compliance with all covenants as of May 31, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company.


COMPARISON OF THE THREE MONTHS ENDED MAY 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. Net revenues for the three months ended May 31, 2004 increased $1.3 million, or 11.8%, to $11.9 million in 2004 from $10.6 million for the same period in fiscal 2003. Transit net revenues increased $742,000, or 8.2%, to $9.8 million for the three month period in fiscal 2004, from $9.1 million for the same period of fiscal 2003. The increase reflects our continuing success in selling annual transit advertising contracts to our customers. Outdoor net revenues increased $511,000, or 32.3% to $2.1 million for the three months ended May 2004 compared to $1.6 million for the same period of fiscal 2003. The increase was due primarily to higher occupancy (sell-out) rates of the billboard plant.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $136,000, or 8.7%, to $1.7 million in fiscal 2004 from $1.6 million in fiscal 2003. The Company's production and installation activities are primarily related to the transit advertising part of our business, and were approximately 17% of net transit revenues for the three month periods of both years.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased approximately $133,000, or 2.9%, to $4.7 million in the fiscal quarter ended in 2004 compared to $4.5 million in the first quarter of fiscal 2003. The increase was related primarily to contracted increases in transit agency fees. These expenses, as a percentage of net revenues, decreased to 39.4% in the second quarter of fiscal 2004 as compared to 42.8% of net revenues in the same period of fiscal 2003. The decrease in the ratio was primarily due to reduced guaranteed payments on transit contracts.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $132,000, or 6.5%, to $2.2 million for the three month period in fiscal 2004, from $2.0 million in the same period in fiscal 2003. However, selling expenses, as a percentage of net revenues, dropped to 18.2% for the three month period in 2004 as compared to 19.1% in the same period in fiscal 2003 due to increased sales. . The decrease was primarily related to cost containment elements of our sales incentive compensation programs.

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

General and administrative expenses increased $512,000, or 30.3% to $2.2 million for the three months ended May 2004 as compared to $1.7 million in the same period of fiscal 2003. The increase was related primarily to (1) additional costs in the corporate marketing department in support of the annual incentive contract sales mentioned above ($130,000), (2) management performance incentives accrued in the fiscal 2004 period where none were accrued in fiscal 2003 ($65,000), and rent on the Chicago office space in fiscal 2004 ($60,000).

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $26,000, or 5.7 %, to $476,000 in fiscal 2004 as compared to $450,000 for the same period in fiscal 2003. The increase was due to increased loan cost amortization expense relative to the new financing arrangements consumated in January 2004.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $677,000 in the three month period ending May, 2004 compared to operating income of $363,000 in the same period of fiscal 2003.

INTEREST EXPENSE. Interest expense increased $25,000, or 4.3%, to $609,000 for the three month period in fiscal 2004 from $584,000 for the comparable period of fiscal 2003. The increase was due primarily to increased interest rates on the Company's new financing arrangements with CapitalSource Finance, LLC.

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. Since the operating loss carryforwards expire at certain times, we have evaluated the likeliness of utilizing those carryforwards against future taxable income in such time frames and have established a valuation allowance accordingly. The current provision for income taxes, both for the 2004 and 2003 fiscal periods, is comprised of Canadian income taxes of one of our subsidiaries that also operates in Canada.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated income from continuing operations of $22,000 in the three month period in fiscal 2004, as compared to an operating loss of $355,000 for the same period in fiscal 2003.

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

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the three month period of fiscal 2004 include the operations of Chicago, San Antonio, Pittsburgh and Bridgeport. For the same period of fiscal 2003 discontinued operations include the operations of San Antonio, Texas; Cincinnati; Kitsap, Washington; Santa Cruz, California; Bridgeport, Connecticut; and the Ontario, Canada markets of Pickering, Whitby, Cambridge and St. Catharines.

NET INCOME (LOSS)

Due to the items and factors discussed above, Obie realized net income of $5,000 during the three months ending May 31, 2004, compared to a net loss of $461,000 in the same period of fiscal 2003.


COMPARISON OF THE SIX MONTHS ENDED MAY 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

REVENUES. Obie's revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. Net revenues for the six months ended May 31, 2004 increased $2.5 million, or 13.1%, to $21.9 million in 2004 from $19.3 million for the same period in fiscal 2003. Transit net revenues increased $1.7 million, or 10.8%, to $17.8 million for the six month period in fiscal 2004, from $16.1 million for the same period of fiscal 2003. The increase reflects our continuing success in selling annual transit advertising contracts to our customers. Outdoor net revenues increased $797,000, or 24.5% to $4.1 million for the six months ended May 2004 compared to $3.3 million for the same period of fiscal 2003. The increase was due primarily to higher occupancy (sell-out) rates of the billboard plant.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $291,000, or 10.0%, to $3.2 million in fiscal 2004 from $2.9 million in fiscal 2003. The Company's production and installation activities are primarily related to the transit advertising part of our business, and were approximately 18.0% of net transit revenues for the six month periods of both years.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under Obie Media's transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased approximately $294,000, or 3.6%, to $8.5 million in the fiscal period ended in 2004 compared to $8.2 million in the same period of fiscal 2003. The increase was related to contracted increases in transit agency fees ($250,000) and increased land lease expenses for billboard sites ($44,000). These expenses, as a percentage of net revenues, decreased to 38.7% in the first six months of fiscal 2004 as compared to 42.3% of net revenues in the same period of fiscal 2003. The decrease in the ratio is primarily due to reduced guaranteed payments on transit contracts.

 SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $553,000, or 14.5%, to $4.4 million for the six month period in fiscal 2004, from $3.8 million in the same period in fiscal 2003. Selling expenses, as a percentage of net revenues, increased to 20.0% for the six month period in 2004 as compared to 19.8% in the same period in fiscal 2003. The increase was primarily due to variable sales costs that fluctuate with sales volume.

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

General and administrative expenses increased $790,000, or 22.4% to $4.3 million for the six months ended May 2004 as compared to $3.5 million in the same period of fiscal 2003. The increase was related primarily to (1) additional costs in the corporate marketing department in support of the annual incentive contract sales mentioned above ($350,000, (2) management performance incentives accrued in the fiscal 2004 period where none were accrued in fiscal 2003 ($85,000), and rent on the Chicago office space that was charged to discontinued operations in fiscal 2003 ($120,000).

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $40,000, or 4.4 %, to $959,000 in fiscal 2004 as compared to $919,000 for the same period in fiscal 2003. The increase was due to increased loan cost amortization expense relative to the new financing arrangements consumated in January 2004.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $543,000 in the six month period ending May, 2004 compared to operating an operating loss of $23,000 in the same period of fiscal 2003.

INTEREST EXPENSE. Interest expense increased $29,000, or 2.6%, to $1.2 million for the six month period in fiscal 2004 from $1.1 million for the comparable period of fiscal 2003. The increase was due primarily to increased interest rates on the Company's new financing arrangements with CapitalSource Finance, LLC.

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

PROVISION FOR INCOME TAXES. The Company accounted for all available loss carryback refunds in the fiscal 2001 provision for income taxes. The Company has substantial loss carryforwards, against which valuation allowances have been provided. Since the operating loss carryforwards expire at certain times, we have evaluated the likeliness of utilizing those carryforwards against future taxable income in such time frames and have established a valuation allowance accordingly. The current provision for income taxes, both for the 2004 and 2003 fiscal periods, is comprised of Canadian income taxes of one of our subsidiaries that also operates in Canada.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated an operating loss from continuing operations of $1.6 million in the six month period in fiscal 2004, as compared to an operating loss of $1.3 million for the same period in fiscal 2003.


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

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the six month period of fiscal 2004 include the operations of Chicago, San Antonio, Pittsburgh and Bridgeport. The same period of fiscal 2003 includes the operations of San Antonio; Cincinnati; Kitsap, Washington; Santa Cruz, California; Bridgeport; and the Ontario, Canada of Pickering, Whitby, Cambridge and St. Catharines

NET INCOME (LOSS)

Due to the items and factors discussed above, Obie generated a net loss of $1.7 million during the six months ending May 31, 2004, compared to a net loss of $1.5 million in the same period of fiscal 2003.

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

         The interest rates are prime plus 4.5% on the revolver and prime plus 5.5% on the term loans. These margins may be reduced by up to 1.0% depending on the Company's leverage ratio. The effective rates on the revolver and term loans at May 31, 2004 were 8.5% and 9.5% respectively. The first date the margin may be adjusted is the quarter ending November 30, 2004.

         Funds from the term loans were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. Funds from use of the revolver were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Availability under the revolver amounted to approximately $900,000 as of May 31, 2004.

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

         The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The Company was in compliance with all covenants as of May 31, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company.

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital at May 31, 2004 was $4.4 million as compared to $4.9 million at November 30, 2003. The decrease was due primarily to funding the loan fees related to the new financing arrangements.

         Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At May 31, 2004, Obie had outstanding borrowings of $24.7 million, of which $24.6 million was pursuant to credit agreements with CapitalSource Finance LLC, and $100,000 in other notes. The Company's indebtedness is collateralized by substantially all of its assets. At May 31, 2004, available borrowing capacity under the line of credit was approximately $900,000.

         Obie's net cash used in operating activities was $1.1 million during the six months ended May 31, 2004 , as compared to $153,000 for the same period in fiscal 2003. The difference was primarily due to (1) a decrease in other liabilities, primarily accrued transit fees of $284,000, (2) an increase in prepaid expenses of $302,000, and (3) a decrease in accounts receivable of $1.2 million less in fiscal 2004 when compared to fiscal 2003, and (4) the effect, in fiscal 2004, of the loss on debt extinguishment of $961,000.

         Net cash used in investing activities was $277,000 and $351,000 during the six month periods ended May 2004 and 2003, respectively. The amounts used in both years were for equipment purchases, primarily automobiles and computing equipment.

         Net cash used in financing activities was $86,000 for the six month period ended May, 2004, as compared to $778,000 in the same period of fiscal 2003. The difference between the two periods is related to the effects of the new financing arrangements that were consumated in the first quarter of fiscal 2004.

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


PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 20, 2004. At the meeting, Brian Obie, Richard C. Williams, Stephen A. Wendell, Randall C. Pape and Delores Mord were elected to the Board of Directors for one year terms. Voting on the election of directors was as follows:

                      Votes for    Votes Withheld    Abstained
Brian Obie            5,572,660       412,450            0
Richard C. Williams   5,572,660       412,450            0
Randall C. Pape       5,572,660       412,450            0
Stephen A. Wendell    5,572,660       412,450            0
Delores Mord          5,572,660       412,450            0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
31     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed a form 8-K on April 16, 2004 reporting that it had issued a press release on April 15, 2004 reporting earnings for the fiscal quarter ended February 29, 2004.
..








Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Obie Media Corporation



 Date July 15, 2004                 By: /s/ GARY F. LIVESAY *
                                        -------------------
                                        Gary F. Livesay
                                        Vice President - Chief Financial Officer

                           * Signing on behalf of the registrant as principal
                             financial and accounting officer