Form 10-Q
period 2004-08-31
OBIE MEDIA CORP
filed 2004-10-15
CIK 1025169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from _____________to____________

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

Yes   [   ]     No [v ]



     As of October 1, 2004, 6,001,442 shares of the issuer's common stock were outstanding.

                             OBIE MEDIA CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I- FINANCIAL INFORMATION                                                                   Page
-----------------------------                                                                   ----
ITEM 1.  Financial Statements

          Consolidated Condensed Balance Sheets as of  August 31, 2004 and November 30, 2003        2

          Consolidated Condensed Statements of Operations for the three month and nine month
                   periods ended August 31, 2004 and 2003                                           3

          Consolidated Condensed Statements of Cash Flows for the nine month
                  periods ended August 31, 2004 and 2003                                            4

         Notes to Consolidated Condensed Financial Statements                                       5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                22

ITEM 4.  Controls and Procedures                                                                   22


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to Vote of Security Holders                                         22

ITEM 6.  Exhibits and Reports on Form 8-K                                                          22

         Certifications                                                                            23

                                        OBIE MEDIA CORPORATION
                                 Consolidated Condensed Balance Sheets

                                                ASSETS

                                                                         August 31,
                                                                           2004           November 30,
                                                                        (Unaudited)          2003
                                                                  --------------------------------------
CURRENT ASSETS:
   Cash                                                                  $  797,832        $  1,943,169
   Accounts receivable, net                                               5,493,288           5,774,226
   Prepaids and other current assets                                      6,208,542           5,099,504
   Deferred income taxes                                                  1,542,592           1,543,750
                                                                  --------------------------------------
        Total current assets                                             14,042,254          14,360,649

   Property and equipment, net                                           14,836,855          14,886,619
   Goodwill, net                                                          5,448,552           5,448,552
   Other assets                                                           1,571,677             749,936
                                                                  --------------------------------------
                                                                        $35,899,338       $  35,445,756
                                                                  ======================================


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $ 1,000,000        $  1,723,695
   Working capital revolver                                               4,935,214           3,890,483
   Accounts payable                                                         509,197             307,901
   Accrued transit fees                                                     973,096           1,148,124
   Accrued expenses                                                       1,164,969           1,220,754
   Income taxes payable                                                           -             214,540
   Unearned revenue                                                       1,083,821             928,051
                                                                  --------------------------------------
        Total current liabilities                                         9,666,297           9,433,548

Deferred tax liability                                                    1,584,805           1,586,631
Long-term debt, net                                                      18,550,670          17,246,748
                                                                  --------------------------------------
        Total liabilities                                                29,801,772          28,266,927
                                                                  --------------------------------------

Shareholders' equity:
   Preferred stock, without par value, 10,000,000 shares
    authorized, no shares issued or outstanding
   Common stock, without par value, 20,000,000 shares
    authorized, 6,001,442 and 5,913,602 shares issued
    and outstanding at August 31, 2004 and
   November 30, 2003, respectively                                       17,531,978          17,282,128
   Deferred stock based compensation                                      (146,523)                   -
   Other comprehensive loss                                                (87,892)            (45,495)
   Accumulated deficit                                                 (11,199,997)        (10,057,804)
                                                                  --------------------------------------
    Total shareholders' equity                                            6,097,566           7,178,829
                                                                  --------------------------------------
                                                                       $ 35,899,338        $ 35,445,756
                                                                  ======================================
See accompanying notes.

                             OBIE MEDIA CORPORATION
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                           Three Months Ended August           Nine Months Ended August
                                                            2004              2003              2004             2003
                                                      -----------------------------------------------------------------------
REVENUES:
  Transit advertising                                       $11,016,302       $ 9,506,089      $28,830,135       $25,453,336
  Outdoor advertising                                         2,118,368         1,857,271        6,170,950         5,242,898
                                                      -----------------------------------------------------------------------
      Net revenue                                            13,134,670        11,363,360       35,001,085        30,696,234

OPERATING EXPENSES:
  Production and installation                                 1,783,684         1,470,753        4,996,602         4,392,478
  Transit and outdoor occupancy                               5,225,496         5,289,138       13,689,923        13,459,925
  Selling                                                     2,120,656         1,941,640        6,498,531         5,766,680
  General and administrative                                  2,275,588         1,930,299        6,569,310         5,449,891
  Depreciation and amortization                                 491,131           450,572        1,450,066         1,369,516
                                                      -----------------------------------------------------------------------
             Total operating expenses                        11,896,555        11,082,402       33,204,432        30,438,490

      Operating income                                        1,238,115           280,958        1,796,653           257,744

OTHER  EXPENSE:
  Interest expense                                              641,159           625,239        1,814,093         1,752,997
  Loss on debt extinguishment                                         -                 -          961,411                 -
                                                      -----------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                         596,956          (344,281)        (978,851)       (1,495,253)

INCOME TAX PROVISION (BENEFIT)                                   64,423           (25,431)         110,838           109,100


                                                      -----------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        532,533          (318,850)      (1,089,689)       (1,604,353)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES                    (21,739)          (88,195)         (52,502)         (306,696)

                                                      -----------------------------------------------------------------------
          NET INCOME (LOSS)                                 $   510,794       $  (407,045)     $(1,142,191)     $ (1,911,049)
                                                      =======================================================================


Earnings (loss) per share:
    Basic and diluted, from continuing operations           $      0.09       $     (0.05)     $     (0.18)     $      (0.27)
    Basic and diluted, from discontinued operations                0.00             (0.02)           (0.01)            (0.05)
    Basic and diluted, on net earnings (loss)               $      0.09       $     (0.07)     $     (0.19)     $      (0.32)


See accompanying notes.

                                         OBIE MEDIA CORPORATION
                             Consolidated Condensed Statement of Cash Flows
                                              (Unaudited)


                                                  Nine Months Ended August 31,
                                                                          -
                                                  2004              2003
                                                  -----------------------------

Cash Flows From Operating Activities:
   Net loss                                         (1,142,191)   $ (1,911,049)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                  1,450,066       1,242,061
      Loss on debt extinguishment                      961,411               -
      Compensation expense from restricted stock        65,781               -
      Changes in assets and liabilities:
         (Increase) decrease in:
             Accounts receivable                       280,938       1,960,681
             Prepaid and other assets               (1,145,861)       (618,688)
             Deferred income taxes                       1,158               -
         Increase (decrease) in:
             Accounts payable                          201,296         (62,485)
             Other liabilities                        (253,865)       (442,820)
                                                  -------------   -------------
        Net cash used in operating activities          418,733         167,700
                                                  -------------   -------------

Cash Flows From Investing Activities:
    Capital expenditures                            (1,195,382)       (413,725)
                                                  -------------   -------------
        Net cash used in investing activities       (1,195,382)       (413,725)
                                                  -------------   -------------



Cash Flows From Financing Activities:
   Net borrowings on line of credit                  1,044,731         810,000
   Borrowings of long-term debt                     20,215,535          92,679
   Payments on long-term debt                      (20,345,125)     (1,480,555)
   Loan fees incurred with financing                (1,241,432)              -
                                                  -----------------------------
        Net cash used in financing activities         (326,291)       (577,876)
                                                  -----------------------------

Effect of exchange rate changes on cash                (42,397)       (51,915)

Net decrease in cash                                (1,145,337)       (875,816)
Cash, beginning of period                            1,943,169       1,815,886
                                                  -----------------------------
Cash, end of period                                  $ 797,832       $ 940,070
                                                  =============================

See accompanying notes.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The interim financial statements have been prepared by Obie Media Corporation ("Obie", "Obie Media" or the "Company") without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2004 and November 30, 2003, and the results of operations and cash flows of the Company for the three and nine months ended August 31, 2004 and 2003, as applicable. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.          STOCK OPTIONS


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 123 AND NO. 148
..

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees " , (APB 25), and provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value method had been applied in measuring compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123).


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


         As required by SFAS No. 123, the Company computed the value of options granted during the three and nine month periods ended August 31, 2004 and 2003 using the Black-Scholes option pricing model for pro forma disclosure purposes. The weighted average assumptions used for stock option grants for the three and nine month periods ended August 31, 2004 and 2003 were a risk-free interest rate of 3.46% and 4.9%, respectively, expected dividend yields of 0%, expected lives of 6.0 years and expected volatility of 79.76% and 81.48%, respectively.

         Options are assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited as they occur. For the three month periods ended August 31, 2004 and 2003, the total value of the options granted was approximately $7,100 and $7,200, respectively. For the nine month periods ended August 31, 2004 and 2003 the total value of options granted was approximately $139,000 and $20,600 respectively. The value would be amortized on a straight-line basis over the vesting periods of the options.

         Had Obie accounted for these plans in accordance with SFAS No. 123, the Company`s net income (loss) and pro forma net income (loss) per share would have been reported as follows:

                          THREE MONTHS ENDED AUGUST 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2004               2003
                                                                                   ----               ----
      Net income (loss) as reported                                                 $511            $(407)

      Deduct total stock-based compensation expense determined under
      fair value based method for all awards, net of related tax effects             (40)             (53)

                                                                             ------------------ -----------------
      Pro-forma net income (loss)                                                   $471            $(460)
                                                                             ================== =================

      Net income (loss) per Share
      Basic:
      As reported                                                                                   $(0.07)
                                                                                   $0.09
      Pro forma                                                                                     $(0.08)
                                                                                   $0.08
      Fully diluted:
      As reported                                                                                   $(0.07)
                                                                                   $0.09
      Pro forma                                                                                     $(0.08)
                                                                                   $0.08

                          NINE MONTHS ENDED AUGUST 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                   2004               2003
                                                                                   ----               ----
      Net loss as reported                                                       $(1,142)          $(1,911)


      Deduct total stock-based compensation expense determined under fair
      value based method for all awards, net of related tax effects                 (120)             (160)

                                                                             ------------------ -----------------
      Pro-forma net loss                                                         $(1,262)          $(2,071)
                                                                             ================== =================

      Net loss per Share

      Basic:
      As reported                                                                 $(0.19)           $(0.32)
      Pro forma                                                                   $(0.21)           $(0.35)
      Fully diluted:
      As reported                                                                 $(0.19)           $(0.32)
      Pro forma                                                                   $(0.21)           $(0.35)

         The effects of applying SFAS No. 123 for providing pro forma disclosure for the three and nine month periods ended August 31, 2004 and 2003 are not likely to be representative of the effects on reported net income (loss) and net income (loss) per share for future years since options vest over several years and additional awards are made each year.

         The Company entered into restricted stock agreements with eight executives in November 2003 and February 2004 in exchange for certain of their stock options. The restricted stock agreements were approved by the Company's board of directors. Under the terms of the agreements, 87,945 shares of restricted stock were exchanged for 175,890 stock options. 71,508 shares vest over three and one-half years and 16,437 shares vest over five years. The fair value of the restricted stock on the date of grants amounted to $247,184, of which $65,781 was recorded as compensation expense during the nine months ended August 31, 2004. Unamortized compensation expense at August 31, 2004 totaled $146,523 and has been recorded as Deferred Stock Based Compensation in the balance sheet. The restricted stock shares were issued in December 2003 and June 2004.


3.           CONTRACT TERMINATION

         On December 5, 2001 the Company received notice from the Chicago Transit Authority (CTA) that it was terminating the Company's transit advertising agreement effective as of that date. The parties entered into a settlement agreement effective May 28, 2002 with respect to outstanding issues.

         The settlement agreement required the Company to pay the CTA approximately $17 million, substantially less than the original contracted guaranteed payment of $21.8 million. This obligation was paid in full in January 2004 from funds provided by new financing arrangements described in Note 4 below.


4.       DEBT AGREEMENTS

         On January 14, 2004 the Company entered into a new long-term financing agreement with CapitalSource Finance, LLC. The agreement includes a $17.5 million term loan and a $6.0 million revolving line of credit to Obie Media Corporation. Both obligations mature on November 30, 2008. The agreement includes a $2.5 million term loan to Obie Media Ltd., the Company's Canadian subsidiary which expires on January 31, 2009. Funds from the term loans were used to (1) pay off the existing term loan with U.S. Bank, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O.B. Walls, Inc. Funds from the revolving line of credit were used to pay off the outstanding balance on the operating line of credit due to U.S. Bank. The interest charged is prime plus 4.5% on the revolving line of credit and prime plus 5.5% on the term loans. These margins may be reduced by up to 1.0% depending on the Company's leverage ratio. The effective rates on the revolving line of credit and term loans at August 31, 2004 were 9.0% and 10.0%, respectively. The first date the margins may be adjusted is the quarter ending November 30, 2004. This transaction resulted in a write off of the discount on the obligation with the Chicago Transit Authority in the amount of $709,817, and write off of prepaid loan costs in the amount of $251,594. These amounts have been shown as loss on debt extinguishment in the Consolidated Statement of Operations.

         The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The first measurement date was as of February 29, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company. The Company was in compliance with all covenants at August 31, 2004.

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


5.       ACCOUNTING FOR GOODWILL

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS No. 142), goodwill amortization was discontinued as of November 30, 2002. We continued our impairment analysis during the quarter ending August 31, 2004 and have found no instances of impairment. Goodwill at August 31, 2004 and November 30, 2003 amounted to $5,448,552, net of accumulated amortization of $2,181,571.


6.       INCOME TAXES

         The provision for (benefit from) income taxes for the nine months ended August 31, 2004 and 2003 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as follows:

                                                    Nine Months ended August 31,
                                                    --------          --------
                                                      2004               2003
                                                    --------          --------

Statutory federal income tax rate                    (34.0%)           (34.0%)
Increase in income taxes resulting from:
     State and local taxes, net of federal benefit    (3.6%)            (3.6%)
     Net operating loss valuation allowance           37.6%             37.6%
     Foreign income taxes                             11.3%              7.3%

                                                    --------          --------
Effective income tax rate                             11.3%              7.3%
                                                    ========          ========


7.       EARNINGS PER SHARE

         Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. The following is a reconciliation of the basic and diluted shares used in the per share calculation:

                                                          Three Months Ended
                                                              August 31,
                                                         2004            2003
                                                         ----            ----

             Basic Shares (weighted average)          6,000,464       5,908,577
             Dilutive effect of stock options            41,054               -

                                                     ----------      ----------
             Diluted shares (weighted average)        6,041,518       5,908,577
                                                     ==========      ==========

                                                           Nine Months Ended
                                                              August 31,
                                                         2004            2003
                                                         ----            ----

             Basic Shares (weighted average)          5,989,180       5,908,577
             Dilutive effect of stock options            18,506               -

                                                     ----------      ----------
             Diluted shares (weighted average)        6,007,686       5,908,577
                                                     ==========      ==========

         At August 31, 2004 and 2003 options to acquire 521,990 and 654,908 shares, respectively, of the Company's common stock were outstanding.


8.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income did not materially differ from reported net income (loss) for the nine month periods ended August 31, 2004 and 2003 respectively.


9.       DISCONTINUED OPERATIONS

         Effective during its fiscal year ended November 30, 2002, the Company adopted Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144) and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146).

         Pursuant to these pronouncements, the Company has classified as "Discontinued Operations" the results of operations and any exit costs associated with transit agreements that were (a) economically not viable - and
(b) where the Company plans to or has already either exited the market or intends not to be a competitive participant in new contract awards for expiring agreements. Accordingly, the Company exited these markets and has no ongoing advertising operations. These operations qualify as components of an entity with separate financial reporting as described in SFAS No. 144. The assets associated with the discontinued markets are, in the aggregate, not material. For fiscal 2004, the U.S. transit districts included in Discontinued Operations are San Antonio, Pittsburgh and Bridgeport. For fiscal 2003 the U.S. transit districts included in Discontinued Operations are: Chicago, San Antonio, Cincinnati, Kitsap, Santa Cruz and Bridgeport, and the Canadian transit districts included are: Pickering, Whitby, Cambridge and St. Catharines. The Chicago (see Note 3 above), Pickering, Whitby, Cambridge and St. Catharines contracts were terminated during fiscal year 2002 - and the contract in San Antonio was terminated in December 2002. The Company did not aggressively participate in new contract awards in Cincinnati, Kitsap, Santa Cruz or Bridgeport, which contracts expired either during fiscal 2002 or early in fiscal 2003. The results of operations for these transit districts for 2003 have been reclassified to Discontinued Operations for comparability purposes.

         Net revenues and the components of the net loss related to the discontinued operations were as follows:

                                                               Three months ended August 31,
                                                                2004                  2003
                                                                ----                  ----
      Net revenues                                            $    108              $ 10,491

      Production and installation expenses                                            (4,228)
      Occupancy expense                                        (22,659)              (29,009)
      Sales expense                                              4,000                  (922)
      General and administrative expense                        (3,188)              (64,527)
                                                             ----------            ----------
      Loss from discontinued operations before income taxes    (21,739)              (88,195)
      Income tax expense                                             -                     -
      Net loss from discontinued operations                   $(21,739)             $(88,195)
                                                             ==========            ==========

                                                             Nine months ended August 31,
                                                                2004                  2003
                                                                ----                  ----

      Net revenues                                            $ (5,805)             $258,308

      Production and installation expenses                      (5,643)              (53,350)
      Occupancy expense                                        (26,596)             (168,710)
      Sales expense                                              1,208               (53,576)
      General and administrative expense                       (15,666)             (289,368)
                                                             ----------            ----------
      Loss from discontinued operations before income taxes    (52,502)             (306,696)
      Income tax expense                                             -                     -
                                                             ----------            ----------
      Net loss from discontinued operations                  $ (52,502)            $(306,696)
                                                             ==========            ==========

10.       NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain of its guarantees. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for the financial statements of interim or annual reports ending after December 15, 2002. The Company has adopted the requirements of FIN 45. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

11.      RECLASSIFICATIONS

         Certain amounts previously reported in the Company's financial statements as of August 31, 2003 have been reclassified to conform to the current fiscal year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.


12.  CONTINGENCIES

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is currently involved in claims and legal proceedings in which monetary damages and other relief are sought. The Company is vigorously contesting these claims. Resolution, however, is not expected to occur quickly, and the ultimate outcome cannot presently be predicted. In the opinion of the Company's management, the ultimate resolution of these claims and proceedings will not likely to have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         The Company also is party to a suit in the District Court of Bexar County, Texas brought by VIA Metropolitan Transit (VIA), the transit authority for San Antonio, Texas. The suit alleges breach of contract, fraud and theft relative to a contract for transit advertising services between the Company and VIA. Damages have been claimed to be in excess of $600,000. The Company believes these claims are without merit and is vigorously contesting them; however, their ultimate outcome cannot presently be predicted. Trial of this action is currently scheduled for February 2005.


13.      SUBSEQUENT EVENT

            On September, 17, 2004, Obie entered into a definitive agreement to be merged with Lamar Advertising Company. Under the terms of the agreement Lamar will acquire all of Obie's outstanding stock for approximately $43 million or approximately $7.00 per share of Obie common stock. Lamar expects to issue an aggregate of approximately 1.0 million shares of Lamar Class A common stock in the merger. The exact exchange ratio is to be based upon the average closing price of Lamar stock for the twenty trading days three days prior to closing. Closing is expected to occur on or about January 15, 2005.

         In conjunction with executing the above agreement, the Company's board of directors accelerated vesting on all outstanding stock options, and effective September 30, 2004, terminated the Company's employee stock purchase plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

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

INCOME TAXES

         We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and therefore is uncertain. We asses the likelihood that our deferred tax asset balance will be recovered from future taxable income on a quarterly basis. To the extent that we believe recovery is unlikely, we establish a valuation allowance against our deferred tax assets increasing our income tax expense in the period such determination is made. An increase in the valuation allowance would result in a charge to income tax expense. A decrease in the valuation allowance would result in a reduction to income tax expense.

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

         In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, (SFAS No. 142), goodwill amortization was discontinued as of November 30, 2002. We conducted an impairment analysis as of November 30, 2003 and found no instances of impairment. Goodwill at August 31, 2004 and November 30, 2003 amounted to $5,448,552, net of accumulated amortization of $2,181,571.

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

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is currently involved in claims and legal proceedings in which monetary damages and other relief are sought. The Company is vigorously contesting these claims; however, resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted. In the opinion of the Company's management, the ultimate resolution of these claims and proceedings will not likely have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

         The Company also is party to a suit in the District Court of Bexar County, Texas brought by VIA Metropolitan Transit (VIA), the transit authority for San Antonio, Texas. The suit alleges breach of contract, fraud and theft relative to a contract for transit advertising services between the Company and VIA. Damages have been claimed to be in excess of $600,000. The Company believes these claims are without merit and is vigorously contesting them; however, their ultimate outcome cannot presently be predicted. Trial is presently scheduled in this action for February 2005.

RECENT DEVELOPMENTS

         On September 17, 2004 the Company entered into a definitive agreement to be merged with Lamar Advertising Company. Under the terms of the agreement Lamar will acquire all of Obie's outstanding stock for approximately $43 million, or approximately $7.00 per share of Obie common stock. Lamar expects to issue an aggregate of approximately 1.0 million shares of Lamar Class A common stock in the merger, the exact exchange ratio to be based upon the average closing price of Lamar stock for the twenty trading days three days prior to closing. Closing is expected to occur on or about January 15, 2005.

         In conjunction with executing the above agreement, the Company's board of directors accelerated vesting on all outstanding stock options, and effective September 30, 2004, terminated the Company's employee stock purchase plan.

         On January 14, 2004 Obie entered into a new long-term financing arrangement with CapitalSource Finance LLC. The agreement includes a $17.5 million term loan and a $6.0 million revolving line of credit with Obie Media Corporation, both of which mature on November 30, 2008. The agreement also includes a $2.5 million term loan to Obie Media Ltd., our wholly owned Canadian subsidiary, which matures on January 31, 2009. The interest rates are prime plus 4.5% on the revolving line of credit and prime plus 5.5% on the term loans, respectively. These margins may be reduced by up to 1.0% depending on the Company's leverage ratio. The effective rates on the revolving line of credit and term loans at August 31, 2004 were 9.0% and 10.0%, respectively. The first date the margins may be adjusted is the quarter ending November 30, 2004.

         Funds from the term loan were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. in fiscal 2002. Funds from the new revolving line of credit were used to pay off the existing revolving line of credit with the previous lender and to fund closing costs and working capital needs. Approximately $1.1 million is available for future borrowings under the revolving line of credit as of August 31, 2004. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolving line of credit balance is due in full at maturity.

         The loan agreement with CapitalSource Finance, LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The Company was in compliance with all covenants as of August 31, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company.


COMPARISON OF THE THREE MONTHS ENDED AUGUST 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

         REVENUES. Our revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. Net revenues for the three months ended August 31, 2004 increased $1.8 million, or 15.6%, to $13.1 million from $11.4 million for the same period in fiscal 2003. Transit net revenues increased $1.5 million, or 15.9%, to $11.0 million for the three months ended August 31, 2004 from $9.5 million for the same period of fiscal 2003. The increase reflects our continuing success in selling annual, production included transit advertising contracts to our customers. Outdoor net revenues increased $261,000, or 14.1% to $2.1 million for the three months ended August 31,2004 compared to $1.9 million for the same period of fiscal 2003. The increase was due primarily to higher occupancy (sell-out) rates of the billboard plant.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $313,000, or 21.3%, to $1.8 million for the three months ended August 31, 2004 from $1.5 million in fiscal 2003. The Company's production and installation activities are primarily related to the transit advertising part of our business, and were approximately 16.2% of net transit revenues for the three months ended August 31, 2004 as compared to 15.5% of transit net revenues for the same period of fiscal 2003. The increase is primarily due to the fact that the Company has sold this year, when compared to a year ago, a higher portion of long-term versus short-term business which has a higher production cost component.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under our transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses decreased approximately $64,000, or 1.2%, to $5.2 million for the three months ended August 31, 2004 compared to $5.3 million in the same period of fiscal 2003. The slight decrease was related primarily to lower minimum guarantees in transit contracts that were renewed during 2004. These expenses, as a percentage of net revenues, decreased to 39.8% in the three months ended August 31, 2004 compared to 46.5% of net revenues in the same period of fiscal 2003. The decrease in the ratio was primarily due to reduced guaranteed payments on transit contracts.

SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $179,000, or 9.2%, to $2.1 million for the three months ended August 31, 2004 compared to $1.9 million in the same period in fiscal 2003 due to increased sales. However, selling expenses, as a percentage of net revenues, dropped to 16.1% for the three months ended August 31, 2004 compared to 17.1% in the same period in fiscal 2003. The decrease was primarily related to cost containment elements of our sales incentive compensation programs.

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

General and administrative expenses increased $345,289, or 17.9% to $2.3 million for the three months ended August 31, 2004 as compared to $1.9 million in the same period of fiscal 2003. The increase was related primarily to (1) additional costs in the corporate marketing department in support of the annual incentive contract sales mentioned above ($190,000) and (2) an increase in legal fees incurred in connection with the defense of the VIA lawsuit ($175,000).

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $41,000, or 9.0 %, to $491,000 in the three months ended August 31, 2004 compared to $451,000 for the same period in fiscal 2003. The increase was due to increased loan cost amortization expense relative to the new financing arrangements consummated in January 2004.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $1.2 million in the three months ended August 31, 2004 compared to operating income of $281,000 in the same period of fiscal 2003.

INTEREST EXPENSE. Interest expense increased $16,000, or 2.5%, to $641,000 for the three months ended August 31, 2004 compared to $625,000 for the comparable period of fiscal 2003. The increase was due primarily to increased interest rates on the Company's new financing arrangements with CapitalSource Finance, LLC.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated income from continuing operations of $597,000 in the three months ended August 31, 2004 compared to an operating loss of $344,000 for the same period in fiscal 2003.

RESULTS OF DISCONTINUED OPERATIONS

Most transit arrangements include a provision that a certain percentage of net revenues be shared with the transit authorities (transit fees) on a revenue sharing basis (a certain percentage to the transit authority, the balance retained by Obie), but often with minimum payment requirements. Agreements that contain large minimum transit fee payment guarantees, relative to market size, significantly hinder our ability to manage our operating expenses in weak economic environments. These high minimum payment requirements have prompted the Company to negotiate modifications to such contracts, negotiate or effect early terminations to such contracts, or exit such markets at the end of the contract term.

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the three months ended August 31, 2004 include the operations of San Antonio, Pittsburgh and Bridgeport. For the same period of fiscal 2003 discontinued operations include the operations of Chicago, San Antonio, Texas; Cincinnati; Kitsap, Washington; Santa Cruz, California; Bridgeport, Connecticut; and the Ontario, Canada markets of Pickering, Whitby, Cambridge and St. Catharines.

NET INCOME (LOSS)

Due to the items and factors discussed above, Obie realized net income of $511,000 during the three months ended August 31, 2004, compared to a net loss of $407,000 in the same period of fiscal 2003.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

REVENUES. Our revenues are derived from providing advertising space on out-of-home advertising displays, primarily on transit vehicles under transit district agreements and on outdoor advertising displays we own or operate. Revenues are also derived from the sale of design and installation services and the production of advertising display content. Net revenues for the nine months ended August 31, 2004 increased $4.3 million, or 14.0%, to $35.0 million from $30.7 million for the same period in fiscal 2003. Transit net revenues increased $3.4 million, or 13.3%, to $28.8 million for the nine months ended August 31, 2004 compared to $25.5 million for the same period of fiscal 2003. The increase reflects our continuing success in selling annual, production included transit advertising contracts to our customers. Outdoor net revenues increased $928,000, or 17.7% to $6.2 million for the nine months ended August 31, 2004 compared to $5.2 million for the same period of fiscal 2003. The increase was due primarily to higher occupancy (sell-out) rates of the billboard plant.

PRODUCTION AND INSTALLATION EXPENSES. These expenses relate primarily to the production of transit advertising content and the installation of the content on transit vehicles, benches and shelters. Also included is the cost of billboard content and installation. Production and installation expenses increased $604,000, or 13.8%, to $5.0 million for the nine months ended August 31, 2004 compared to $4.4 million in fiscal 2003. The Company's production and installation activities are primarily related to the transit advertising part of our business, and were approximately 17.3% of net transit revenues for the nine month periods of both years.

TRANSIT AND OUTDOOR OCCUPANCY EXPENSES. These expenses include fees paid to transit authorities and lease payments to landowners for billboard sites. Under our transit agreements, we typically guarantee to pay the transit district the greater of a minimum stated amount or a percentage of the advertising revenues generated by our use of the district's vehicles. Occupancy expense for outdoor structures includes the cost of illuminating outdoor displays and property taxes on the outdoor advertising structures. Transit and outdoor occupancy expenses increased approximately $230,000, or 1.7%, to $13.7 million for the nine months ended August 31, 2004 compared to $13.5 million in the same period of fiscal 2003. The increase was related primarily to increased land lease expenses for billboard sites ($163,000). These expenses, as a percentage of net revenues, decreased to 39.1% in the nine month period ended August 31, 2004 compared to 43.8% of net revenues in the same period of fiscal 2003. The decrease in the ratio is primarily due to reduced guaranteed payments on transit contracts.

 SELLING EXPENSES. Sales expenses consist primarily of employment and administrative expenses associated with our sales force. These expenses increased $732,000, or 12.7%, to $6.5 million for the nine months ended August 31, 2004 compared to $5.8 million in the same period in fiscal 2003. Selling expenses, as a percentage of net revenues, decreased to 18.6% for the nine months ended August 31, 2004 compared to 18.8% in the same period in fiscal 2003. The decrease was primarily due to variable sales costs (sales commissions and incentives) that fluctuate with sales volume.

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

General and administrative expenses increased $1.1 million, or 20.5% to $6.6 million for the nine months ended August 31, 2004 as compared to $5.4 million in the same period of fiscal 2003. The increase was related primarily to (1) additional costs in the corporate marketing department in support of the annual incentive contract sales mentioned above ($511,000), (2) management performance incentives accrued in the fiscal 2004 period where none were accrued in fiscal 2003 ($127,000), (3) rent on the Chicago office space in fiscal 2004 ($180,000), and (4) legal fees incurred in defending the VIA lawsuit ($185,000)

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased $81,000, or 5.9 %, to $1.5 million in the nine months ended August 31, 2004 compared to $1.4 million for the same period in fiscal 2003. The increase was due to increased loan cost amortization expense relative to the new financing arrangements consummated in January 2004.

OPERATING INCOME. Due to the events and factors discussed above we generated operating income of $1.8 million in the nine months ended August 31, 2004 compared to an operating loss of $258,000 in the same period of fiscal 2003.

INTEREST EXPENSE. Interest expense increased $61,000, or 3.5%, to $1.8 million for the nine months ended August 31, 2004 compared to $1.75 million for the comparable period of fiscal 2003. The increase was due primarily to increased interest rates on the Company's new financing arrangements with CapitalSource Finance, LLC.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS. Due to the items and factors discussed above we generated an operating loss from continuing operations of $979,000 in the nine months ended August 31, 2004 compared to an operating loss of $1.5 million for the same period in fiscal 2003.


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

As discussed above, discontinued operations contain the operating results, net of income taxes, for transit markets from which we have exited. The discontinued operations for the nine month period of fiscal 2004 include the operations of San Antonio, Pittsburgh and Bridgeport. The same period of fiscal 2003 includes the operations of Chicago; San Antonio; Cincinnati; Kitsap, Washington; Santa Cruz, California; Bridgeport; and the Ontario, Canada markets of Pickering, Whitby, Cambridge and St. Catharines.

NET INCOME (LOSS)

Due to the items and factors discussed above, Obie generated a net loss of $1.1 million during the nine months ended August 31, 2004, compared to a net loss of $1.9 million in the same period of fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

         On January 14, 2004, we entered into a new long-term financing arrangement with CapitalSource Finance LLC. The arrangements includes a $17.5 million term loan and a $6.0 million revolving line of credit. Both obligations mature on November 30, 2008. In addition, there is a $2.5 million term loan with Obie Media Ltd. (the Company's Canadian subsidiary) which matures on January 31, 2009.

         The interest rates are prime plus 4.5% on the revolving line of credit and prime plus 5.5% on the term loans. These margins may be reduced by up to 1.0% depending on the Company's leverage ratio. The effective rates on the revolving line of credit and term loans at August 31, 2004 were 9.0% and 10.0% respectively. The first date the margin may be adjusted is the quarter ending November 30, 2004.

         Funds from the term loans were used to (1) pay off the existing term loan with the previous lender, (2) pay off the balance of the settlement obligation with the Chicago Transit Authority, and (3) pay off the promissory note related to the purchase of the minority interest of O. B. Walls, Inc. Funds from use of the revolving line of credit were used to pay off the existing revolver with the previous lender and to fund closing costs and working capital needs. Approximately $1.1 million of future borrowings is available under the revolving line of credit.

         This new financing arrangement with CapitalSource Finance, LLC allowed us to consolidate debt obligations, provide additional revolver availability, and restructure principal payment obligations to better fit the growth and cash flow needs of the Company. The term loan principal payment amounts are $1.0 million in fiscal 2004, $1.0 million in fiscal 2005, $2.0 million in fiscal 2006, $3.0 million in fiscal 2007, $11.1 million in fiscal 2008, with the balance due at maturity. The revolving line of credit balance is due in full at maturity.

         The loan agreement with CapitalSource Finance LLC contains financial covenants regarding (1) minimum rolling EBITDA, (2) maximum leverage ratios, (3) fixed-charge coverage ratios, and (4) interest coverage ratios, all of which are measured on a quarterly basis. The Company was in compliance with all covenants as of August 31, 2004. The loan agreement also restricts the Company's ability to pay dividends. The loans are collateralized by substantially all of the assets of the Company.

         The Company has historically satisfied our working capital requirements with cash from operations and revolving credit borrowings. Our working capital was $4.4 million at August 31, 2004 as compared to $4.9 million at November 30, 2003. The decrease was due primarily to funding the loan fees related to the new financing arrangements.

         Acquisitions and capital expenditures, primarily for the construction of new outdoor advertising displays, digital printing equipment and technology related assets have been financed primarily with borrowed funds. At August 31, 2004, we had outstanding borrowings of $24.5 million, of which $24.2 million was pursuant to credit agreements with CapitalSource Finance LLC, and $300,000 in other notes. The Company's indebtedness is collateralized by substantially all of its assets

         Our net cash provided from operating activities was $419,000 during the nine months ended August 31, 2004, as compared to $168,000 for the same period in fiscal 2003. The difference was primarily due to (1) a decrease in year to date net loss ($769,000), (2) a smaller decrease in fiscal 2004 when compared to fiscal 2003 in accounts receivable ($1.7 million), and (3) the effect, in fiscal 2004, of the loss on debt extinguishment ($961,000).

         Net cash used in investing activities was $1.2 million and $414,000 during the nine month periods ended August 31, 2004 and 2003, respectively. The amounts were used in both years for equipment purchases, primarily automobiles and computing equipment; the primary difference in the nine months ended August 31, 2004 is due to billboard construction and upgrades.

         Net cash used in financing activities was $326,000 for the nine month period ended August 31, 2004, as compared to $578,000 in the same period of fiscal 2003. The difference between the two periods is related to the effects of the new financing arrangements that were consumated in the first quarter of fiscal 2004.

         We expect to pursue a policy of measured growth through obtaining favorable new transit district agreements, acquiring out-of-home advertising companies or assets and constructing new outdoor advertising displays. We intend to finance future expansion activities using a combination of internal and external sources. We believe that internally generated funds and funds available for borrowing under lender credit facilities will be sufficient to satisfy all debt service obligations, to finance existing operations, including anticipated capital expenditures, but excluding possible acquisitions, through fiscal 2004. Our future acquisitions may require additional debt or equity financing.

SEASONALITY

         Our revenues and operating results historically have fluctuated by season, generally following the advertising trends in our major transit markets. Typically, results of operations are strongest in the fourth quarter and weakest in the first quarter of our fiscal year which ends on November 30. Transit advertising operations are more seasonal than outdoor advertising operations as the Company's outdoor advertising display space, unlike its transit advertising display space, is and has been sold largely by means of 12-month contracts. The Company believes that the seasonality of revenues and operating results will increase if transit advertising operations continue to expand more rapidly than outdoor advertising operations. This seasonality, together with fluctuations in general and regional economic conditions and the timing and expenses related to acquisitions, the obtaining of new transit agreements and other actions that have been taken to implement the Company's growth strategy, have contributed to fluctuations in periodic operating results. These fluctuations likely will continue. Accordingly, results of operations in any period may not be indicative of the results to be expected for any future period.

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


PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matter was submitted to the shareholders for a vote during the three month period ended August 31, 2004.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
31      Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32      Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed a form 8-K on July 15, 2004 reporting that it had issued a press release on July, 2004 reporting earnings for the fiscal quarter ended August 31, 2004. The Company filed an 8-K on July 28, 2004 announcing that it had appointed Moss Adams LLP as its auditors, replacing PricewaterhouseCoopers LLP.
     The Company filed an 8-K on September 20, 2004 announcing that it had entered into a definitive agreement to merge with Lamar Advertising Company.
..

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Obie Media Corporation



 Date October 15, 2004            By: /s/ GARY F. LIVESAY *
                                     ----------------------
                                      Gary F. Livesay
                                      Vice President - Chief Financial Officer

                                    * Signing on behalf of the registrant as
                                      principal financial and accounting officer